Form 10-Q
period 1998-06-26
WORLD MONITOR TRUST SERIES B
filed 1998-08-10
CIK 1051823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 26, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-43041

                         WORLD MONITOR TRUST--SERIES B
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                            13-3985041
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

One New York Plaza, 13th Floor, New York, New York           10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 26,      December 31,
                                                                           1998            1997
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $6,071,320       $  1,000
Net unrealized gain on open commodity positions                             51,239         --
                                                                        ----------     ------------
Net equity                                                               6,122,559          1,000
Accrued interest receivable                                                 14,961         --
                                                                        ----------     ------------
Total assets                                                            $6,137,520       $  1,000
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                     $   20,357       $ --
Management fees payable                                                      5,432         --
                                                                        ----------     ------------
Total liabilities                                                           25,789         --
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (61,121.053 and -0- interests outstanding)             6,036,669         --
General interests (760 and 10 interests outstanding)                        75,062          1,000
                                                                        ----------     ------------
Total trust capital                                                      6,111,731          1,000
                                                                        ----------     ------------
Total liabilities and trust capital                                     $6,137,520       $  1,000
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interests ('Interests')         $    98.77       $ 100.00
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                 For the period
                                                                                      from
                                                                                  June 10, 1998
                                                                                (commencement of
                                                                                   operations)
                                                                                     through
                                                                                  June 26, 1998
-------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                                        $  (102,775)
Net unrealized gain on open commodity positions                                         51,239
Interest income                                                                         14,961
                                                                                -----------------
                                                                                       (36,575)
                                                                                -----------------

EXPENSES
Commissions                                                                             21,051
Management fees                                                                          5,432
                                                                                -----------------
                                                                                        26,483
                                                                                -----------------
Net loss                                                                           $   (63,058)
                                                                                -----------------
                                                                                -----------------
ALLOCATION OF NET LOSS
Limited interests                                                                  $   (62,120)
                                                                                -----------------
                                                                                -----------------
General interests                                                                  $      (938)
                                                                                -----------------
                                                                                -----------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and general interest                         $     (1.07)
                                                                                -----------------
                                                                                -----------------
Weighted average number of limited and general interests outstanding                58,687.637
                                                                                -----------------
                                                                                -----------------
-------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997                   10.000     $   --          $ 1,000      $    1,000
Contributions                                  61,871.053      6,098,789       75,000       6,173,789
Net loss                                          --             (62,120)        (938)        (63,058)
                                              -----------     ----------     ---------     ----------
Trust capital--June 26, 1998                   61,881.053     $6,036,669      $75,062      $6,111,731
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 26, 1998
                                  (Unaudited)

A. General

The Trust, Trustee, Managing Owner and Affiliates

   World Monitor Trust (the 'Trust') is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement. The Trust was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The managing owner is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI') which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Trust as well as the commodity broker ('Commodity Broker') of the Trust.

The Offering

   Beneficial interests in the Trust ('Interests') are being offered pursuant to Rule 415 of Regulation C under the Securities Act of 1933 in three separate and distinct series ('Series'): Series A, B and C. The assets of each Series are segregated from the other Series, separately valued and independently managed.

   Up to $100,000,000 of Interests ('Subscription Maximum'), $34,000,000 for Series A and $33,000,000 each for Series B and C, are being offered to investors who meet certain established suitability standards, with a minimum initial subscription of $5,000 per subscriber or, for any investment made on behalf of an individual retirement account, the minimum initial subscription is $2,000. A subscriber may purchase Interests in any one or a combination of Series although the minimum purchase for any single Series is $1,000. On June 10, 1998, Series B completed its initial offering with gross proceeds of $5,709,093 from the sale of 56,330.929 limited interests and 760 general interests.

   Thereafter, or until the Subscription Maximum for each Series is sold ('Continuous Offering Period'), each Series' Interests will continue to be offered on a weekly basis at the net asset value per Interest. Additional purchases may be made in $100 increments.

   The Managing Owner is required to maintain at least a one percent interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such general interests) as are necessary to effect this requirement.

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Trust, entered into an advisory agreement with Eclipse Capital Management, Inc. ('Trading Advisor') to make the trading decisions for Series B. The advisory agreement may be terminated at the discretion of the Managing Owner. The Managing Owner has allocated one hundred percent of the proceeds from the initial and continuous offering of Series B to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated one hundred percent of additional capital raised for Series B during the continuous offering of its Interests.

Exchanges, Redemptions and Termination

   Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public. Exchanges are made at the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange request is effected. The exchange of Interests is treated as a redemption of Interests in one Series (with the related tax consequences) and the simultaneous purchase of Interests in the Series exchanged into.

   Redemptions are permitted on a weekly basis. Interests redeemed on or before the end of the first and second successive six-month periods after their effective dates are subject to a redemption fee of four percent and three percent, respectively, of the net asset value at which they are redeemed. Redemption fees are paid to the Managing Owner.

   In the event that the estimated net asset value per Interest of a Series at the end of any business day, after adjustments for distributions, declines by fifty percent or more since the commencement of trading activities or the first day of a fiscal year, the Series will terminate.

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Series B as of June 26, 1998 and the results of its operations for the period from June 10, 1998 (commencement of operations) through June 26, 1998. However, the operating results for the interim period may not be indicative of the results expected for the full year.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of Series B are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Income taxes

   Series B is not required to provide for, or pay, any federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual owners including the Managing Owner. Series B may be subject to other state and local taxes in jurisdictions in which it operates.

Profit and loss allocations and distributions

   Series B allocates profits and losses for both financial and tax reporting purposes to its owners weekly on a pro rata basis based on each owner's Interests outstanding during the week. Distributions may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the owners; however, the Managing Owner does not presently intend to make any distributions.

C. Fees

Organizational, offering, general and administrative costs

   PSI or its affiliates pay the costs of organizing Series B and offering its Interests as well as administrative costs incurred by the Managing Owner or its affiliates for services it performs for Series B. These costs include, but are not limited to, those discussed in Note D below. Routine legal, audit, postage and other routine third party administrative costs also are paid by PSI or its affiliates.

Management and incentive fees

   Series B pays its Trading Advisor a management fee at an annual rate of two percent of Series B's net asset value allocated to its management. The management fee is determined weekly and the sum of such weekly amounts is paid monthly. Series B also pays its Trading Advisor a quarterly incentive fee equal to twenty percent of such Trading Advisor's 'New High Net Trading Profits' (as defined in the advisory agreement). The incentive fee also accrues weekly.

Commissions

   The Managing Owner and the Trust entered into a brokerage agreement (the 'Brokerage Agreement') with PSI to act as Commodity Broker for each Series whereby Series B pays a fixed fee for brokerage services rendered at an annual rate of 7.75% of Series B's net asset value. The fee is determined weekly and the sum of such weekly amounts is paid monthly. From this fee, PSI pays execution costs (i.e., floor brokerage expenses, give-up charges and NFA, clearing and exchange fees), as well as compensation to employees who sell Interests.

D. Related Parties

   The Managing Owner or its affiliates perform services for Series B which include but are not limited to: brokerage services, accounting and financial management, investor communications, printing and other administrative services. As further described in Note C, PSI or its affiliates pay the costs of these services in addition to costs of organizing the Trust and offering its Interests as well as the routine operational, administrative, legal and auditing fees.

   All of the proceeds of this offering of Series B are received in the name of Series B and deposited and maintained in cash in segregated trading accounts maintained for Series B at PSI. Except for that portion of Series B's assets that is deposited as margin to maintain forward currency contract positions as further discussed below, its assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which Series B is permitted to trade. PSI credits Series B monthly with one hundred percent of the interest earned on the average net assets on deposit at PSI.

   Series B, acting through its Trading Advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and each Series pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of Series B.

   As of June 26, 1998, a non-U.S. affiliate of the Managing Owner owns 101.245 limited interests of Series B.

E. Credit and Market Risk

   Since Series B's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. Series B's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by Series B as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, Series B must rely solely on the credit of its broker (PSI) with respect to forward transactions. Series B presents unrealized gains and losses on open forward positions, if any, as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The Managing Owner attempts to minimize both credit and market risks by requiring the Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interests of Series B.

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 26, 1998, such segregated assets totalled $1,282,304. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures and options trading which totalled $4,840,255 at June 26, 1998. There are no segregation requirements for assets related to forward trading.

   As of June 26, 1998, all open futures contracts mature within six months.

   As of June 26, 1998, gross contract amounts of open futures contracts for Series B are:

Financial Futures Contracts:
  Commitments to purchase             $55,023,439
  Commitments to sell                  33,489,126
Currency Futures Contracts:
  Commitments to purchase               3,258,574
  Commitments to sell                   4,036,038
Other Futures Contracts:
  Commitments to purchase                 192,400
  Commitments to sell                   1,164,438

   The gross contract amounts represent Series B's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures contract). The gross contract amounts significantly exceed the future cash requirements as Series B intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series B considers the 'fair value' of its futures contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with Series B's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since its potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   The following table presents the fair value of futures contracts at June 26, 1998, and also presents their average fair value, and trading revenues for the period from June 10, 1998 (the commencement of operations) through June 26, 1998.

                                   Fair Value              Average Fair Value
                             -----------------------     -----------------------         Trading
                             Assets      Liabilities     Assets      Liabilities         Revenues
                             -------     -----------     -------     -----------     ----------------
Domestic exchanges
  Financial                  $ 8,438      $       --     $ 9,250      $       --         $ (7,112)
  Currencies                  49,769          (2,413)     44,926          (7,735)          47,518
  Other                        1,440          (2,520)     11,137          (5,840)         (47,250)
Foreign exchanges
  Financial                   29,444         (31,413)     18,640         (31,909)         (43,186)
  Other                        2,344          (3,850)      3,406          (5,750)          (1,506)
                             -------     -----------     -------     -----------     ----------------
                             $91,435      $  (40,196)    $87,359      $  (51,234)        $(51,536)
                             -------     -----------     -------     -----------     ----------------
                             -------     -----------     -------     -----------     ----------------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period June 10, 1998 (the commencement of operations) through June 26, 1998 resulted in additional gross proceeds to Series B of $465,696. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the Subscription Maximum of $33,000,000 is sold.

   At June 26, 1998, 100% of Series B's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series B from promptly liquidating its commodity futures positions.

   Since Series B's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contract (credit risk). The Managing Owner attempts to minimize these risks by requiring Series B's trading advisor to abide by various trading limitations and policies. See Note E to the financial statements for a further discussion on the credit and market risks associated with Series B's futures, forward and options contracts.

   Series B does not have, nor does it expect to have, any capital assets.

   Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Results of Operations

   Series B commenced trading operations on June 10, 1998, and as such, no comparative information is available for 1997.

   The net asset value per Interest as of June 26, 1998 was $98.77, a decrease of 1.23% from the June 10, 1998 initial net asset value per Interest of $100.00.

   June trading resulted in losses. Unprofitable sectors included the financial, energy, index and metal sectors. Partially offsetting losses were gains generated in the currency sector. Strong trends in many of the major markets contributed to gains in the first half of the month. However, U.S. intervention in the foreign exchange markets on June 17th created a dramatic reversal across global financial and commodity markets. The volatile 'yen effect' carried over into markets usually not highly correlated such as a number of currencies, interest rate instruments, stock indices, metals and energy products. Series B held profitable positions in several different market sectors prior to the intervention. At month-end, only the currency sector was able to retain gains of any significance, with most of those coming from various Japanese yen crossrate positions. Small losses from long deutsche mark exposure were the result of a moderate flight to quality due to concern about European exposure to Russia. Losses in the financial sector stemmed primarily from the sudden decline in Australian bond prices caused by weakness in the Australian dollar. Meanwhile, in the energy sector, the announcement of an OPEC-led oil production cut produced a rally in oil prices, leading Series B to exit short positions with losses. Slightly offsetting losses, Series B generated profits in the currency sector, particularly in Japanese yen and Swiss franc positions as well as Swiss franc/British pound crossrate positions.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $14,961 for the period ended June 26, 1998.

   Commissions are calculated on Series B's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions for the period ended June 26, 1998 were $21,051.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees for the period ended June 26, 1998 were $5,432.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were generated during the period ended June 26, 1998.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:
       (a) Exhibits--

         3.1
         and
         4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreements of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series B's Registration Statement on Form S-1, File No. 333-43041 dated as of March 23, 1998)

         4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series B's Registration Statement on Form S-1, File No. 333-43041 dated as of March 23, 1998)

         4.3-- Form of Exchange Request (incorporated by reference
               to Exhibit 4.3 to Series B's Registration Statement on Form S-1, File No. 333-43041 dated as of March 23,
               1998)

         4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series B's
               Registration Statement on Form S-1, File No.
               333-43041 dated as of March 23, 1998)

         27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 10, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant