Form 10-Q
period 1998-09-25
WORLD MONITOR TRUST SERIES B
filed 1998-11-09
CIK 1051823

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 25, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-43041

                         WORLD MONITOR TRUST--SERIES B
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3985041
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


One New York Plaza, 13th Floor, New York, New York               10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 25,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $ 8,286,562        $  1,000
Net unrealized gain on open commodity positions                            394,047          --
                                                                      -------------     ------------
Net equity                                                               8,680,609           1,000
Accrued interest receivable                                                 34,857          --
                                                                      -------------     ------------
Total assets                                                           $ 8,715,466        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   139,784        $ --
Commissions payable                                                         47,043          --
Management fees payable                                                     13,054          --
                                                                      -------------     ------------
Total liabilities                                                          199,881          --
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (77,906.634 and -0- interests outstanding)             8,407,665          --
General interests (1,000 and 10 interests outstanding)                     107,920           1,000
                                                                      -------------     ------------
Total trust capital                                                      8,515,585           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 8,715,466        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interests ('Interests')        $    107.92        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period
                                                                   from
                                                               June 10, 1998
                                                             (commencement of      For the period from
                                                                operations)           June 27, 1998
                                                                  through                through
                                                               September 25,          September 25,
                                                                   1998                   1998
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                     $   515,257            $   618,032
Change in net unrealized gain on open commodity positions           394,047                342,808
Interest income                                                     121,836                106,875
                                                             -----------------     -------------------
                                                                  1,031,140              1,067,715
                                                             -----------------     -------------------

EXPENSES
Commissions                                                         167,203                146,152
Management fees                                                      43,256                 37,824
Incentive fees                                                      139,784                139,784
                                                             -----------------     -------------------
                                                                    350,243                323,760
                                                             -----------------     -------------------
Net income                                                      $   680,897            $   743,955
                                                             -----------------     -------------------
                                                             -----------------     -------------------
ALLOCATION OF NET INCOME
Limited interests                                               $   672,526            $   734,647
                                                             -----------------     -------------------
                                                             -----------------     -------------------
General interests                                               $     8,371            $     9,308
                                                             -----------------     -------------------
                                                             -----------------     -------------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL
  INTEREST
Net income per weighted average limited and general
  interest                                                      $      9.46            $     10.04
                                                             -----------------     -------------------
                                                             -----------------     -------------------
Weighted average number of limited and general interests
  outstanding                                                        71,963                 74,088
                                                             -----------------     -------------------
                                                             -----------------     -------------------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1997                   10.000     $   --         $  1,000      $    1,000
Contributions                                  80,449.108      7,899,484       98,549       7,998,033
Net income                                        --             672,526        8,371         680,897
Redemptions                                    (1,552.474)      (164,345)       --           (164,345)
                                              -----------     ----------     ---------     ----------
Trust capital--September 25, 1998              78,906.634     $8,407,665     $107,920      $8,515,585
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1998
                                  (Unaudited)

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

   Thereafter, or until the Subscription Maximum for each Series is sold, each Series' Interests will continue to be offered on a weekly basis at the net asset value per Interest ('Continuous Offering Period'). Additional purchases may be made in $100 increments.

   The Managing Owner is required to maintain at least a one percent interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive such general interests) as are necessary to effect this requirement.

The Trading Advisor

   Each Series has its own professional commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Trust, entered into an advisory agreement with Eclipse Capital Management, Inc. ('Trading Advisor') to make the trading decisions for Series B. The advisory agreement may be terminated at the discretion of the Managing Owner. The Managing Owner has allocated one hundred percent of the proceeds from the initial and continuous offering of Series B to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated one hundred percent of additional capital raised for Series B during the Continuous Offering Period.

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

Interim Financial Statements

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Series B as of September 25, 1998 and the results of its operations for the periods from June 10, 1998 (commencement of operations) through September 25, 1998 (the 'Cumulative Period') and June 27, 1998 through September 25, 1998 (the 'Third Quarter'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

B. Summary of Significant Accounting Policies

Basis of accounting

   The books and records of Series B are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

Accounting Periods

   Series B's fiscal year is January 1 through December 31. However, the first three quarterly periods each end on the last Friday of the respective quarterly period in conjunction with Series B's policy of allowing subscriptions, redemptions and exchanges and of calculating Series B's fees and expenses on a weekly basis as of Friday of each week.

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

   All of the proceeds of the offering of Series B are received in the name of Series B and deposited and maintained in cash in segregated trading accounts maintained for Series B at PSI. Except for that portion of Series B's assets that is deposited as margin to maintain forward currency contract positions as further discussed below, its assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which Series B is permitted to trade. PSI credits Series B monthly with one hundred percent of the interest earned on the average net assets on deposit at PSI.

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

   As of September 25, 1998, a non-U.S. affiliate of the Managing Owner owns
101.245 limited interests of Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 25, 1998, such segregated assets totalled $7,343,541. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures and options trading which totalled $1,337,068 at September 25, 1998. There are no segregation requirements for assets related to forward trading.

   As of September 25, 1998, all open futures contracts mature within six months.

   As of September 25, 1998, gross contract amounts of open futures contracts for Series B are:

Financial Futures Contracts:
  Commitments to purchase             $86,221,778
  Commitments to sell                     508,625
Currency Futures Contracts:
  Commitments to purchase               7,122,361
  Commitments to sell                   2,458,597
Other Futures Contracts:
  Commitments to purchase               2,330,217
  Commitments to sell                     903,446

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

   The following table presents the fair value of futures contracts at September 25, 1998.

                              Assets       Liabilities
                             --------      -----------
Domestic exchanges
  Financial                  $251,925       $  --
  Currencies                   88,342          (39,174)
  Other                        21,150          (15,640)
Foreign exchanges
  Financial                   209,219          --
  Other                         6,596         (128,371)
                             --------      -----------
                             $577,232       $ (183,185)
                             --------      -----------
                             --------      -----------

   The following table presents the average fair value of futures contracts for the Cumulative Period and the Third Quarter, respectively.

                                                       Cumulative Period              Third Quarter
                                                    ------------------------     ------------------------
                                                     Assets      Liabilities      Assets      Liabilities
                                                    --------     -----------     --------     -----------
Domestic exchanges
  Financial                                         $ 95,570      $   (1,050)    $ 89,972      $     (985)
  Currencies                                          70,359         (18,086)      69,980         (16,109)
  Other                                               52,638          (9,605)      47,620          (8,540)
Foreign exchanges
  Financial                                          195,288         (11,046)     186,949         (12,226)
  Other                                                4,361        (101,819)       4,035         (95,340)
                                                    --------     -----------     --------     -----------
                                                    $418,216      $ (141,606)    $398,556      $ (133,200)
                                                    --------     -----------     --------     -----------
                                                    --------     -----------     --------     -----------

   The following table presents the trading revenues of futures contracts for the Cumulative Period and the Third Quarter, respectively.

                                                  Cumulative          Third
                                                    Period           Quarter
                                                  -----------       ---------
                      Domestic exchanges
                        Financial                  $ 514,225        $ 521,338
                        Currencies                   255,159          207,640
                        Other                       (113,099)         (65,849)
                      Foreign exchanges
                        Financial                    419,956          463,142
                        Other                       (166,937)        (165,431)
                                                  -----------       ---------
                                                   $ 909,304        $ 960,840
                                                  -----------       ---------
                                                  -----------       ---------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period June 10, 1998 (the commencement of operations) through September 25, 1998 resulted in additional gross proceeds to Series B of $2,289,940. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the Subscription Maximum of $33,000,000 is sold.

   At September 25, 1998, 100% of Series B's net assets were allocated to commodity trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Redemptions of limited interests during the Cumulative Period and the Third Quarter were $164,345. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   Series B does not have, nor does it expect to have, any capital assets.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' Series B could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to Series B.

   Series B has engaged third parties to perform primarily all of the services it needs. Accordingly, Series B's Year 2000 Problems, if any, are not its own but those that center on the ability of the Trustee, Managing Owner, Prudential Securities Incorporated, its Trading Advisor and any other third party with whom Series B has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   Series B has received assurances from its Managing Owner, Prudential Securities Incorporated and its Trading Advisor that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as Series B's Trustee, have not made similar representations to Series B, Series B has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on Series B, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to Series B at this time, but could have a material adverse impact on the operations of Series B. The Managing Owner will promptly notify Series B's limited owners in the event it determines that the Year 2000 Problem will have a material adverse impact on Series B's operations.

   Series B has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for Series B to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by Series B, Series B believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on Series B's operations.

Results of Operations

   Series B commenced trading operations on June 10, 1998, and as such, no comparative information is available for 1997.

   The net asset value per Interest as of September 25, 1998 was $107.92, an increase of 7.92% from the June 10, 1998 initial net asset value per Interest of $100.00. Additionally, the net asset value per Interest increased 9.26% during the Third Quarter.

   Trading for the Third Quarter was profitable for Series B. Gains were achieved in the financial, currency and index sectors. The metal and energy sectors incurred losses. July trading resulted in losses due, in part, to relatively low market volatility, providing little opportunity to trade profitably. During the month, U.S. bond prices moved slightly lower given the general weakness of the U.S. dollar. This hurt long U.S. bond positions. European bonds, however, gained by this move benefiting Series B's long positions. August performance was spectacular with profits across all sectors traded. Escalation of Russia's financial woes and Asia's bleak economic outlook resulted in a global reassessment of growth prospects and a flight to quality. Around the world, stock markets fell sharply while bond markets soared, profiting Series B's long bond positions. In the index sector, Series B capitalized on short Nikkei positions. In September, gains were experienced primarily in the financial and currency sectors. The flight to quality initiated in August spilled into September continuing to benefit Series B's long European, Japanese and U.S. bond positions, with Eurodollars and U.S. bonds posting the largest gains. Currency sector positions in the German deutsche mark, Swiss franc and Canadian dollar were profitable as the value of the U.S. dollar fell. Exposure to copper and aluminum in the metal sector was unprofitable as were short positions in natural gas in the energy sector.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $122,000 and $107,000 for the Cumulative Period and the Third Quarter, respectively.

   Commissions are calculated on Series B's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were approximately $167,000 and $146,000 for the Cumulative Period and the Third Quarter, respectively.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were approximately $43,000 and $38,000 for the Cumulative Period and the Third Quarter, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees for both the Cumulative Period and Third Quarter were approximately $140,000.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant