Form 10-Q
period 1999-03-26
WORLD MONITOR TRUST SERIES B
filed 1999-05-10
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 26, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 26,       December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $15,415,131      $11,239,221
Net unrealized gain on open commodity positions                            359,975          318,838
                                                                      -------------     ------------
Net equity                                                              15,775,106       11,558,059
Accrued interest receivable                                                 59,395          --
                                                                      -------------     ------------
Total assets                                                           $15,834,501      $11,558,059
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $    85,590      $    60,812
Commissions payable                                                         82,723           76,364
Management fees payable                                                     22,864           20,626
                                                                      -------------     ------------
Total liabilities                                                          191,177          157,802
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (134,372.998 and 100,451.891 interests
  outstanding)                                                          15,436,545       11,249,078
General interests (1,800 and 1,350 interests outstanding)                  206,779          151,179
                                                                      -------------     ------------
Total trust capital                                                     15,643,324       11,400,257
                                                                      -------------     ------------
Total liabilities and trust capital                                    $15,834,501      $11,558,059
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    114.88      $    111.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                 For the period from
                                                                                   January 1, 1999
                                                                                       through
                                                                                      March 26,
                                                                                        1999
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                                           $ 599,886
Change in net unrealized gain on open commodity positions                                41,137
Interest income                                                                         148,824
                                                                                 -------------------
                                                                                        789,847
                                                                                 -------------------

EXPENSES
Commissions                                                                             239,909
Management fees                                                                          61,951
Incentive fees                                                                           67,874
                                                                                 -------------------
                                                                                        369,734
                                                                                 -------------------
Net income                                                                            $ 420,113
                                                                                 -------------------
                                                                                 -------------------
ALLOCATION OF NET INCOME
Limited interests                                                                     $ 415,763
                                                                                 -------------------
                                                                                 -------------------
General interests                                                                     $   4,350
                                                                                 -------------------
                                                                                 -------------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income per weighted average limited and general interest                          $    3.58
                                                                                 -------------------
                                                                                 -------------------
Weighted average number of limited and general interests outstanding                    117,507
                                                                                 -------------------
                                                                                 -------------------
----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            101,801.891     $11,249,078     $151,179      $11,400,257
Contributions                                36,371.059       3,998,364       51,250        4,049,614
Net income                                       --             415,763        4,350          420,113
Redemptions                                  (1,999.952)       (226,660)          --         (226,660)
                                           ------------     -----------     ---------     -----------
Trust capital--March 26, 1999               136,172.998     $15,436,545     $206,779      $15,643,324
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 26, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series B ('Series B') as of March 26, 1999 and the results of its operations for the period from January 1, 1999 to March 26, 1999 (the 'First Quarter'). However, the operating results from this interim period may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series B's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

B. Related Parties

   The managing owner of Series B is Prudential Securities Futures Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series B which include but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing Series B and offering its Interests as well as the routine operational, administrative, legal and auditing fees. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   All of the proceeds of the offering of Series B are received in the name of Series B and are deposited in trading or cash accounts at PSI, Series B's commodity broker. Series B's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which Series B is permitted to trade. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

   Series B, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series B pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series B.

   As of March 26, 1999, a non-U.S. affiliate of the Managing Owner owns
101.245 limited interests of Series B.

C. Credit and Market Risk

   Since Series B's business is to trade futures, forward (including foreign exchange transactions) and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. Series B's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by Series B as well as the liquidity of the markets in which the contracts are traded.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring the trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series B.

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 26, 1999, such segregated assets totalled $14,117,043. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures and options trading which totalled $1,658,063 at March 26, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 26, 1999, all open futures contracts mature within six months.

   As of March 26, 1999 and December 31, 1998, gross contract amounts of open futures contracts for Series B were:

                                         1999           1998
                                      -----------    -----------
Financial Futures Contracts:
  Commitments to purchase             $37,907,568    $20,828,796
  Commitments to sell                  74,396,832     33,695,952
Currency Futures Contracts:
  Commitments to purchase               3,853,180      2,212,998
  Commitments to sell                  21,294,788      4,951,649
Other Futures Contracts:
  Commitments to purchase               5,622,993         95,361
  Commitments to sell                     629,080      2,291,372

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

   At March 26, 1999 and December 31, 1998, the fair value of open futures contracts was:

                                                               1999                         1998
                                                     ------------------------     ------------------------
                                                      Assets      Liabilities      Assets      Liabilities
                                                     --------     -----------     --------     -----------
Domestic exchanges
  Financial                                          $ 24,219      $   23,813     $ 25,309      $  --
  Currencies                                          139,094           4,550      156,861           4,900
  Other                                               166,928          14,600        9,860          19,030
Foreign exchanges
  Financial                                           219,253          72,943      230,845          45,758
  Other                                                 8,900          82,513       77,834         112,183
                                                     --------     -----------     --------     -----------
                                                     $558,394      $  198,419     $500,709      $  181,871
                                                     --------     -----------     --------     -----------
                                                     --------     -----------     --------     -----------

   The following table presents the average fair value and trading revenues of futures contracts during the First Quarter:

                                                                    Average Fair Value
                                                                 ------------------------     Trading
                                                                  Assets      Liabilities     Revenues
                                                                 --------     -----------     --------
Domestic exchanges
  Financial                                                      $ 37,629      $   10,617     $ 33,581
  Currencies                                                      191,194          51,949      191,653
  Other                                                            61,287          12,935      165,373
Foreign exchanges
  Financial                                                       245,379          55,626      375,698
  Other                                                            59,054          96,914     (125,282)
                                                                 --------     -----------     --------
                                                                 $594,543      $  228,041     $641,023
                                                                 --------     -----------     --------
                                                                 --------     -----------     --------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (the commencement of operations) through March 26, 1999 resulted in additional gross proceeds to Series B of $8,927,447. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   At March 26, 1999, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Since Series B's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series B's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series B's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series B's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series B's trading advisor to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series B's futures, forward and options contracts.

   Redemptions of limited interests during the First Quarter were $226,660. Redemptions of limited interests from June 10, 1998 (commencement of operations) through March 26, 1999 were $472,982. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   Series B does not have, nor does it expect to have, any capital assets.

Results of Operations

   Series B commenced trading operations on June 10, 1998, and as such, no comparative information is available for 1998.

   The net asset value per Interest as of March 26, 1999 was $114.88, an increase of 2.59% from the December 31, 1999 net asset value per Interest of $111.98.

   First Quarter trading resulted in net gains. Profits were generated in the financial, index, energy and currency sectors. Losses were incurred in the metal sector. Long positions in the index sector benefited from a global rally in equities. In the financial sector, the German bund and new Euribor contracts showed strength in the Euro's opening month, adding small profits. A slide in U.S. Treasury bond contracts added the largest share of profits in the financial sector. Long-term interest rate trading in Australian and European bonds was uniformly profitable as their rates followed those in the U.S. The metal sector rallied until events in Kosovo caused a sharp reversal, resulting in small losses.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $149,000 for the First Quarter.

   Commissions are calculated on Series B's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were approximately $240,000 for the First Quarter.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were approximately $62,000 for the First Quarter.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees for the First Quarter were approximately $68,000.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of Series B is included in Series B's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities-- Effective April 1999, Eleanor L. Thomas and
                               Joseph A. Filicetti have been elected by the Board of Directors of the Managing Owner as directors. In addition, Mr. Filicetti has also been elected by the Board of Directors as President of the Managing Owner replacing Thomas
                               M. Lane. Mr. Filicetti joined PSI in September 1998 and is the Director of Sales and Marketing for Managed Futures. Ms. Thomas was elected by the Board of Directors of the Managing Owner as Executive Vice President. Ms. Thomas joined PSI in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures.

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:
       (a) Exhibits--

         3.1
         and
         4.1-- Second Amended and Restated Declaration of Trust and Trust
               Agreements of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series B's Registration Statement on Form S-1, File No. 333-43041)

         4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series B's Registration Statement on Form S-1, File No. 333-43041)

         4.3-- Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series B's Registration Statement on Form S-1, File No. 333-43041)

         4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series B's
               Registration Statement on Form S-1, File No.
               333-43041)

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 10, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer