Form 10-Q
period 1999-06-25
WORLD MONITOR TRUST SERIES B
filed 1999-08-09
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 25, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-25787

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 25,        December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $19,173,986      $11,239,221
Net unrealized gain on open commodity positions                            612,400          318,838
                                                                      -------------     ------------
Net equity                                                              19,786,386       11,558,059
Accrued interest receivable                                                 76,914          --
                                                                      -------------     ------------
Total assets                                                           $19,863,300      $11,558,059
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   275,243      $    60,812
Commissions payable                                                        109,481           76,364
Redemptions payable                                                         56,300          --
Management fees payable                                                     29,581           20,626
                                                                      -------------     ------------
Total liabilities                                                          470,605          157,802
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (154,827.060 and 100,451.891 interests
  outstanding)                                                          19,169,829       11,249,078
General interests (1,800 and 1,350 interests outstanding)                  222,866          151,179
                                                                      -------------     ------------
Total trust capital                                                     19,392,695       11,400,257
                                                                      -------------     ------------
Total liabilities and trust capital                                    $19,863,300      $11,558,059
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    123.81      $    111.98
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                         For the period from
                                         For the period from     For the period from        June 10, 1998
                                           January 1, 1999         March 27, 1999          (commencement of
                                                 to                      to                 operations) to
                                            June 25, 1999           June 25, 1999           June 26, 1998
-------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                               $ 2,163,179             $ 1,563,293              $ (102,775)
Change in net unrealized gain on open
  commodity positions                            293,562                 252,425                  51,239
Interest income                                  362,687                 213,863                  14,961
                                         -------------------     -------------------     --------------------
                                               2,819,428               2,029,581                 (36,575)
                                         -------------------     -------------------     --------------------
EXPENSES
Commissions                                      588,731                 348,822                  21,051
Management fees                                  152,643                  90,692                   5,432
Incentive fees                                   343,117                 275,243               --
                                         -------------------     -------------------     --------------------
                                               1,084,491                 714,757                  26,483
                                         -------------------     -------------------     --------------------
Net income (loss)                            $ 1,734,937             $ 1,314,824              $  (63,058)
                                         -------------------     -------------------     --------------------
                                         -------------------     -------------------     --------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                            $ 1,714,500             $ 1,298,737              $  (62,120)
                                         -------------------     -------------------     --------------------
                                         -------------------     -------------------     --------------------
General interests                            $    20,437             $    16,087              $     (938)
                                         -------------------     -------------------     --------------------
                                         -------------------     -------------------     --------------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted
  average limited and general
  interest                                   $     13.03             $      8.84              $    (1.07)
                                         -------------------     -------------------     --------------------
                                         -------------------     -------------------     --------------------
Weighted average number of limited
  and general interests outstanding              133,154                 148,801                  58,688
                                         -------------------     -------------------     --------------------
                                         -------------------     -------------------     --------------------
-------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            101,801.891     $11,249,078     $151,179      $11,400,257
Contributions                                60,030.995       6,821,176       51,250        6,872,426
Net income                                      --            1,714,500       20,437        1,734,937
Redemptions                                  (5,205.826)       (614,925)       --            (614,925)
                                           ------------     -----------     ---------     -----------
Trust capital--June 25, 1999                156,627.060     $19,169,829     $222,866      $19,392,695
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 25, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series B ('Series B') as of June 25, 1999 and the results of its operations for the periods from January 1, 1999 to June 25, 1999 ('Year-To-Date 1999'), March 27, 1999 to June 25, 1999 ('Second Quarter 1999') and June 10, 1998 (commencement of operations) to June 26, 1998 ('Second Quarter 1998'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). Series B does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

   As of June 25, 1999, a non-U.S. affiliate of the Managing Owner owns 101.245 limited interests of Series B.

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

   The Managing Owner attempts to minimize both credit and market risks by requiring Series B and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to: executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker), limiting the amount of margin or premium required for any one commodity or all commodities combined and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series B, the Managing Owner and the trading advisor, Series B shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series B will liquidate its positions, and eventually dissolve, if Series B experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series B.

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 25, 1999, such segregated assets totalled $17,268,096. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures and options trading which totalled $2,518,290 at June 25, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 25, 1999, all open futures contracts mature within one year.

   As of June 25, 1999 and December 31, 1998, gross contract amounts of open futures contracts were:

                                          1999           1998
                                      ------------    -----------
Financial Futures Contracts:
  Commitments to purchase             $  3,974,404    $20,828,796
  Commitments to sell                  274,424,903     33,695,952
Currency Futures Contracts:
  Commitments to purchase                5,088,313      2,212,998
  Commitments to sell                   19,542,963      4,951,649
Other Futures Contracts:
  Commitments to purchase                4,835,034         95,361
  Commitments to sell                    1,508,590      2,291,372

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

   At June 25, 1999 and December 31, 1998, the fair value of open futures contracts was:

                                                              1999                          1998
                                                   --------------------------     ------------------------
                                                     Assets       Liabilities      Assets      Liabilities
                                                   ----------     -----------     --------     -----------
Domestic exchanges
  Financial                                        $  401,356      $  --          $ 25,309      $  --
  Currencies                                           92,340          76,657      156,861           4,900
  Other                                                69,634           2,160        9,860          19,030
Foreign exchanges
  Financial                                           402,258          41,287      230,845          45,758
  Other                                                62,387         295,471       77,834         112,183
                                                   ----------     -----------     --------     -----------
                                                   $1,027,975      $  415,575     $500,709      $  181,871
                                                   ----------     -----------     --------     -----------
                                                   ----------     -----------     --------     -----------

   The following table presents the average fair value of futures contracts for the periods detailed below:

                                  Year-To-Date 1999           Second Quarter 1999          Second Quarter 1998
                               ------------------------     ------------------------     -----------------------
                                Assets      Liabilities      Assets      Liabilities     Assets      Liabilities
                               --------     -----------     --------     -----------     -------     -----------
Domestic exchanges
  Financial                    $ 97,942      $    6,067     $139,824      $    5,953     $ 9,250       $--
  Currencies                    205,232          54,001      202,735          43,691      44,926         7,735
  Other                          76,669          29,969      114,616          43,161      11,137         5,840
Foreign exchanges
  Financial                     274,248          38,001      289,368          29,112      18,640        31,909
  Other                          49,153         155,259       29,189         195,417       3,406         5,750
                               --------     -----------     --------     -----------     -------     -----------
                               $703,244      $  283,297     $775,732      $  317,334     $87,359       $51,234
                               --------     -----------     --------     -----------     -------     -----------
                               --------     -----------     --------     -----------     -------     -----------

   The following table presents the trading revenues of futures contracts for the periods detailed below:

                                         Year-To-Date 1999     Second Quarter 1999     Second Quarter 1998
                                         -----------------     -------------------     -------------------
Domestic exchanges
  Financial                                 $   494,141            $   460,560              $  (7,112)
  Currencies                                    464,623                272,970                 47,518
  Other                                         461,372                295,999                (47,250)
Foreign exchanges
  Financial                                   1,344,203                968,505                (43,186)
  Other                                       (307,598)               (182,316)                (1,506)
                                         -----------------     -------------------     -------------------
                                            $ 2,456,741            $ 1,815,718              $ (51,536)
                                         -----------------     -------------------     -------------------
                                         -----------------     -------------------     -------------------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through June 25, 1999 resulted in additional gross proceeds to Series B of $11,750,259. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   At June 25, 1999, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Since Series B's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series B's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series B's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series B's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series B and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series B's futures, forward and options contracts.

   Redemptions of limited interests for Year-to-Date 1999 and Second Quarter 1999 were $614,925 and $388,265, respectively. Redemptions of limited interests from June 10, 1998 (commencement of operations) through June 25, 1999 were $861,247. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   Series B does not have, nor does it expect to have, any capital assets.

Results of Operations

   Series B commenced trading operations on June 10, 1998, and as such, full quarterly comparative information is not applicable for 1998.

   The net asset value per Interest as of June 25, 1999 was $123.81, an increase of 10.56% from the December 31, 1998 net asset value per Interest of $111.98.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy, and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Performance of Series B

   Series B captured gains in the financial sector, particularly in Japanese government bonds and Euro denominated German bund positions. Throughout the quarter, the Japanese economy appeared to strengthen prompting Japanese bond markets to rally. U.S. interest rate levels rose in June as strong consumer demand and an improving manufacturing sector caused economic growth to exceed most market expectations. European bond markets followed the U.S. bond markets, rallying towards the end of the quarter.

   Long global stock index positions contributed gains during the quarter. Global stock markets rallied in the second quarter fueled by improving economies. Trading in the SFE Index (Australia) and Nikkei Dow (Japan) was particularly profitable. The Nikkei Dow posted strong gains reaching levels not seen since the first quarter of 1998.

   The currency sector also experienced gains during the quarter. Positions in the New Zealand dollar, Swiss franc and Euro provided profits. The New Zealand dollar generated strength as Asian markets appeared to rally and their economy showed signs of improvement. The Swiss franc fell against the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the Federal Reserve Bank increased interest rates. Weakness in the Euro continued due to deteriorating confidence, Italy's possible retraction from the European Economic Union and rumors that the European Central Bank is considering an interest rate increase.

   Profits were recorded in the energy sector, particularly from long natural gas and light crude oil positions. Upward price movement across the oil complex futures contracts was supported by OPEC production cutbacks and low quarterly inventories for gas and oil products. Additionally, crude oil rallied as extremely hot U.S. weather drove increased utility demand.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $363,000, $214,000 and $15,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   Commissions are calculated on Series B's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were approximately $589,000, $349,000 and $21,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were approximately $153,000, $91,000 and $5,000 for Year-To-Date 1999, Second Quarter 1999 and Second Quarter 1998, respectively.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series B, the Managing Owner and the Trading Advisor. Incentive fees earned were approximately $343,000 and $275,000 for Year-To-Date 1999 and Second Quarter 1999, respectively. No incentive fees were earned in the Second Quarter 1998.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). Series B does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Item 2. Changes in Securities-- None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:
       (a) Exhibits--

          3.1
         and
          4.1--Second Amended and Restated Declaration of Trust and Trust
               Agreements of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series B's Registration Statement on Form S-1, File No. 333-43041)

          4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series B's Registration Statement on Form S-1, File No. 333-43041)

          4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series B's Registration Statement on Form S-1, File No. 333-43041)

          4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series B's
               Registration Statement on Form S-1, File No.
               333-43041)

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 9, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer