Form 10-Q
period 1999-09-24
WORLD MONITOR TRUST SERIES B
filed 1999-11-08
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 24, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 24,     December 31,
                                                                          1999              1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                   $23,355,210      $11,239,221
Net unrealized gain on open commodity positions                            273,712          318,838
                                                                      -------------     ------------
Net equity                                                              23,628,922       11,558,059
Accrued interest receivable                                                 80,647          --
                                                                      -------------     ------------
Total assets                                                           $23,709,569      $11,558,059
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $   132,981      $    76,364
Incentive fees payable                                                     114,735           60,812
Management fees payable                                                     35,833           20,626
Redemptions payable                                                          2,190          --
                                                                      -------------     ------------
Total liabilities                                                          285,739          157,802
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (180,589.445 and 100,451.891 interests
  outstanding)                                                          23,141,910       11,249,078
General interests (2,200 and 1,350 interests outstanding)                  281,920          151,179
                                                                      -------------     ------------
Total trust capital                                                     23,423,830       11,400,257
                                                                      -------------     ------------
Total liabilities and trust capital                                    $23,709,569      $11,558,059
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    128.15      $    111.98
                                                                      -------------     ------------
                                                                      -------------     ------------

----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       2

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            For the period from
                                      For the period from      June 10, 1998       For the period from   For the period from
                                        January 1, 1999       (commencement of        June 26, 1999         June 27, 1998
                                              to               operations) to              to                    to
                                      September 24, 1999     September 25, 1998    September 24, 1999    September 25, 1998
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                            $ 3,606,293            $  515,257            $ 1,443,114           $   618,032
Change in net unrealized gain on
  open commodity positions                    (45,126)              394,047               (338,688)              342,808
Interest income                               630,083               121,836                267,396               106,875
                                      -------------------   --------------------   -------------------   -------------------
                                            4,191,250             1,031,140              1,371,822             1,067,715
                                      -------------------   --------------------   -------------------   -------------------

EXPENSES
Commissions                                 1,010,408               167,203                421,677               146,152
Management fees                               261,719                43,256                109,076                37,824
Incentive fees                                457,852               139,784                114,735               139,784
                                      -------------------   --------------------   -------------------   -------------------
                                            1,729,979               350,243                645,488               323,760
                                      -------------------   --------------------   -------------------   -------------------
Net income                                $ 2,461,271            $  680,897            $   726,334           $   743,955
                                      -------------------   --------------------   -------------------   -------------------
                                      -------------------   --------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
Limited interests                         $ 2,433,552            $  672,526            $   719,052           $   734,647
                                      -------------------   --------------------   -------------------   -------------------
                                      -------------------   --------------------   -------------------   -------------------
General interests                         $    27,719            $    8,371            $     7,282           $     9,308
                                      -------------------   --------------------   -------------------   -------------------
                                      -------------------   --------------------   -------------------   -------------------
NET INCOME PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income per weighted average
  limited and general interest            $     16.85            $     9.46            $      4.23           $     10.04
                                      -------------------   --------------------   -------------------   -------------------
                                      -------------------   --------------------   -------------------   -------------------
Weighted average number of limited
  and general interests outstanding           146,079                71,963                171,529                74,088
                                      -------------------   --------------------   -------------------   -------------------
                                      -------------------   --------------------   -------------------   -------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1998            101,801.891     $11,249,078     $151,179      $11,400,257
Contributions                                90,678.508      10,640,638      103,022       10,743,660
Net income                                      --            2,433,552       27,719        2,461,271
Redemptions                                  (9,690.954)     (1,181,358)       --          (1,181,358)
                                           ------------     -----------     ---------     -----------
Trust capital--September 24, 1999           182,789.445     $23,141,910     $281,920      $23,423,830
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 24, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series B ('Series B') as of September 24, 1999 and the results of its operations for the periods from January 1, 1999 to September 24, 1999 ('Year-To-Date 1999'), June 10, 1998 (commencement of operations) to September 25, 1998 ('Year-To-Date 1998'), June 26, 1999 to September 24, 1999 ('Third Quarter 1999') and June 27, 1998 to September 25, 1998 ('Third Quarter 1998'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   As of September 24, 1999, a non-U.S. affiliate of the Managing Owner owns
101.245 limited interests of Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 24, 1999, such segregated assets totalled $21,045,527. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures and options trading which totalled $2,583,395 at September 24, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 24, 1999, all open futures contracts mature within one year.

   As of September 24, 1999 and December 31, 1998, gross contract amounts of open futures contracts were:

                                          1999           1998
                                      ------------    -----------
Financial Futures Contracts:
  Commitments to purchase             $ 11,900,122    $20,828,796
  Commitments to sell                  218,000,612     33,695,952
Currency Futures Contracts:
  Commitments to purchase               19,318,953      2,212,998
  Commitments to sell                    7,399,096      4,951,649
Other Futures Contracts:
  Commitments to purchase               13,944,066         95,361
  Commitments to sell                      176,799      2,291,372

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

   At September 24, 1999 and December 31, 1998, the fair value of open futures contracts was:

                                                               1999                         1998
                                                     ------------------------     ------------------------
                                                      Assets      Liabilities      Assets      Liabilities
                                                     --------     -----------     --------     -----------
Domestic exchanges
  Financial                                          $     --      $  132,125     $ 25,309      $       --
  Currencies                                          226,955         137,849      156,861           4,900
  Other                                               150,116           1,075        9,860          19,030
Foreign exchanges
  Financial                                           183,489         125,236      230,845          45,758
  Other                                               190,223          80,786       77,834         112,183
                                                     --------     -----------     --------     -----------
                                                     $750,783      $  477,071     $500,709      $  181,871
                                                     --------     -----------     --------     -----------
                                                     --------     -----------     --------     -----------

   The following table presents the average fair value of futures contracts for the periods detailed below:

                              Year-To-Date 1999        Year-To-Date 1998        Third Quarter 1999       Third Quarter 1998
                            ----------------------   ----------------------   ----------------------   ----------------------
                             Assets    Liabilities    Assets    Liabilities    Assets    Liabilities    Assets    Liabilities
                            --------   -----------   --------   -----------   --------   -----------   --------   -----------
Domestic exchanges
  Financial                 $102,907    $   21,584   $ 95,570    $    1,050   $186,209    $   43,344   $ 89,972    $      985
  Currencies                 243,663        68,298     70,359        18,086    273,087        95,407     69,980        16,109
  Other                       79,803        25,854     52,638         9,605     82,747        12,729     47,620         8,540
Foreign exchanges
  Financial                  259,485        57,446    195,288        11,046    269,344        87,435    186,949        12,226
  Other                      101,775       120,643      4,361       101,819    184,017       103,774      4,035        95,340
                            --------   -----------   --------   -----------   --------   -----------   --------   -----------
                            $787,633    $  293,825   $418,216    $  141,606   $995,404    $  342,689   $398,556    $  133,200
                            --------   -----------   --------   -----------   --------   -----------   --------   -----------
                            --------   -----------   --------   -----------   --------   -----------   --------   -----------

   The following table presents the trading revenues of futures contracts for the periods detailed below:

                         Year-To-Date 1999     Year-To-Date 1998      Third Quarter 1999     Third Quarter 1998
                         -----------------     ------------------     ------------------     ------------------
Domestic exchanges
  Financial                 $  (40,125)            $  514,225             $ (534,266)            $  521,338
  Currencies                  1,097,184               255,159                632,561                207,640
  Other                       1,333,823              (113,099)               872,451                (65,849)
Foreign exchanges
  Financial                   1,112,858               419,956               (231,345)               463,142
  Other                          57,427              (166,937)               365,025               (165,431)
                         -----------------     ------------------     ------------------     ------------------
                            $ 3,561,167            $  909,304             $1,104,426             $  960,840
                         -----------------     ------------------     ------------------     ------------------
                         -----------------     ------------------     ------------------     ------------------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) through September 24, 1999 resulted in additional gross proceeds to Series B of $15,621,493. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   At September 24, 1999, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Redemptions of limited interests for Year-To-Date 1999 and Third Quarter 1999 were $1,181,358 and $566,433, respectively. Redemptions of limited interests from June 10, 1998 (commencement of operations) through September 24, 1999 were $1,427,680. Future redemptions and contributions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   Series B does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of September 24, 1999 was $128.15, an increase of 14.44% from the December 31, 1998 net asset value per Interest of $111.98 and an increase of 3.51% from the June 25, 1999 net asset value per Interest of $123.81.

Quarterly Market Overview
   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European Central banks would limit sales and retain higher gold reserves.

Quarterly Performance of Series B
   Series B captured gains in the energy sector from long positions in light crude and heating oil. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to the bullish sentiment.

   Currency trading was profitable as British pound, Swiss franc, and Euro positions generated gains. British pound sterling hit an 8-month high against the U.S. dollar. The pound's value increase was supported by low inflation, low unemployment and an unexpected rate increase by the Bank of England. The Swiss franc bottomed out early in the quarter after trading passed an 8-year low against the U.S. dollar. It had moved in sync with the Euro in the first half of the quarter until the Euro surged against the U.S. dollar. The strengthening Euro was short lived as investors unloaded Euros for a stronger Japanese yen.

   Profits in the metal sector were derived from long copper, aluminum, zinc and gold positions. Base metals benefited from the planned consolidation of aluminum and copper producers, as this promises better control of production and supply. Additionally, base metal prices, including zinc, moved higher as both growing demand and various production problems caused a decline in warehouse stocks. Gold prices rose following an auction by the Bank of England which yielded higher-than-expected prices. The market later surged following a joint announcement by 15 European Central banks that they would not sell or lease any reserves, other than those previously designated for sale, for a period of five years. This announcement removed a tremendous amount of supply uncertainty from the market and allowed producer demand to send prices higher.

   Losses were incurred in the financial sector due to positions in U.S. Treasury, Australian 10-year and Australian 3-year bonds. Except for Japan, global interest rate markets followed the U.S. lead as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. Australian interest rate markets were particularly choppy, rallying fears of stock market weakness early in September and reversing themselves near quarter end due to stronger U.S. economic news.

   Trading in the index sector resulted in losses from long S&P 500 positions. The U.S. stock market fell in expectation of the August interest rate hike, falling 12% from its 1999 high in July. Global stock markets followed the U.S. markets lead. Pressure to raise rates throughout the world repressed global stock and bond prices as the quarter continued.

   Series B commenced trading operations on June 10, 1998, and as such, full year-to-date comparative information is not meaningful for 1998. Increases in interest income, commissions and management fees during Third Quarter 1999 as compared to Third Quarter 1998 are primarily due to the effect of contributions received and favorable trading performance during 1998 and 1999 on Series B's net asset values.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was approximately $630,000 and $122,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Interest income increased by approximately $161,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above, partially offset by lower interest rates in 1999.

   Commissions are calculated on Series B's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were approximately $1,010,000 and $167,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Commissions increased by approximately $276,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were approximately $262,000 and $43,000 for Year-To-Date 1999 and Year-To-Date 1998, respectively. Management fees increased by approximately $71,000 during Third Quarter 1999 as compared to Third Quarter 1998 due to the reasons discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series B, the Managing Owner and the Trading Advisor. Incentive fees earned were approximately $458,000, $140,000, $115,000 and $140,000 for Year-To-Date 1999, Year-To-Date
1998, Third Quarter 1999 and Third Quarter 1998, respectively.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

    By: /s/ Steven Carlino                       Date: November 8, 1999
    ----------------------------------------
    Steven Carlino
    Vice President and Treasurer
                                       11