Form 10-Q
period 2000-03-31
WORLD MONITOR TRUST SERIES B
filed 2000-05-12
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $22,674,916      $25,912,785
Net unrealized gain on open futures contracts                              919,209          373,042
Accrued interest receivable                                                  3,506          --
                                                                      -------------     ------------
Total assets                                                           $23,597,631      $26,285,827
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $   167,702      $   186,575
Redemptions payable                                                        167,152           72,082
Management fees payable                                                     44,912           49,811
Incentive fees payable                                                          --              658
                                                                      -------------     ------------
Total liabilities                                                          379,766          309,126
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (194,836.248 and 210,979.665 interests
  outstanding)                                                          22,912,115       25,660,475
General interests (2,600 interests outstanding)                            305,750          316,226
                                                                      -------------     ------------
Total trust capital                                                     23,217,865       25,976,701
                                                                      -------------     ------------
Total liabilities and trust capital                                    $23,597,631      $26,285,827
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    117.60      $    121.63
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the period from   For the period from
                                                                 January 1, 2000       January 1, 1999
                                                                       to                     to
                                                                 March 31, 2000         March 26, 1999
---------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on futures contracts                      $(1,167,318)            $599,886
Change in net unrealized gain on open futures contracts                546,167               41,137
Interest income                                                        362,460              148,824
                                                               -------------------   --------------------
                                                                      (258,691)             789,847
                                                               -------------------   --------------------
EXPENSES
Commissions                                                            482,515              239,909
Management fees                                                        124,336               61,951
Incentive fees                                                       --                      67,874
                                                               -------------------   --------------------
                                                                       606,851              369,734
                                                               -------------------   --------------------
Net income (loss)                                                  $  (865,542)            $420,113
                                                               -------------------   --------------------
                                                               -------------------   --------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                  $  (855,066)            $415,763
                                                               -------------------   --------------------
                                                               -------------------   --------------------
General interests                                                  $   (10,476)            $  4,350
                                                               -------------------   --------------------
                                                               -------------------   --------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                             $     (4.14)            $   3.58
                                                               -------------------   --------------------
                                                               -------------------   --------------------
Weighted average number of limited and general
  interests outstanding                                                209,099              117,507
                                                               -------------------   --------------------
                                                               -------------------   --------------------
---------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            213,579.665     $25,660,475     $316,226      $25,976,701
Contributions                                 5,291.605         635,614           --          635,614
Net loss                                         --            (855,066)     (10,476 )       (865,542)
Redemptions                                 (21,435.022)     (2,528,908)          --       (2,528,908)
                                            -----------     -----------     ---------     -----------
Trust capital--March 31, 2000               197,436.248     $22,912,115     $305,750      $23,217,865
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series B ('Series B') as of March 31, 2000 and the results of its operations for the periods from January 1, 2000 to March 31, 2000 ('First Quarter 2000') and January 1, 1999 to March 26, 1999 ('First Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series B's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

B. Related Parties

   The Managing Owner of Series B is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series B which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to costs of organizing Series B and offering its Interests as well as the routine operational, administrative, legal and auditing costs.

   The costs charged to Series B for brokerage services for First Quarter 2000 and First Quarter 1999 were $482,515 and $239,909, respectively.

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

   As of March 31, 2000, a non-U.S. affiliate of the Managing Owner owns 189.783 limited interests of Series B.

C. Derivative Instruments and Associated Risks

   Series B is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series B's investment activities (credit risk).

Market risk

   Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series B's net assets being traded, significantly exceeds Series B's future cash requirements since Series B intends to close out its open positions prior to settlement. As a result, Series B is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series B considers the 'fair value' of its derivative instruments to be net unrealized gain or loss on the contracts. The market risk associated with Series B's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series B enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series B to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series B holds and the liquidity and inherent volatility of the markets in which Series B trades.

Credit risk

   When entering into futures contracts, Series B is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty non-performance of all of Series B's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series B.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series B and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series B, the Managing Owner and the trading advisor, Series B shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 33 1/3% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement provides that Series B will liquidate its positions, and eventually dissolve, if Series B experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series B.

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $22,402,205. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $1,191,920 at March 31, 2000.

   As of March 31, 2000, all open futures contracts mature within six months.

   The following table presents the fair value of futures contracts at March 31, 2000 and December 31, 1999.

                                                              2000                          1999
                                                   --------------------------     ------------------------
                                                     Assets       Liabilities      Assets      Liabilities
                                                   ----------     -----------     --------     -----------
Domestic exchanges
  Stock indices                                    $  151,300      $       --     $     --      $   20,100
  Interest rates                                      217,213              --      126,538              --
  Currencies                                          613,258          91,683       35,254         130,915
  Commodities                                         116,700         113,590       12,320          23,740
Foreign exchanges
  Stock indices                                        52,199          65,506       17,878              --
  Interest rates                                      249,918          58,803      110,580           9,267
  Commodities                                          49,071         200,868      360,789         106,295
                                                   ----------     -----------     --------     -----------
                                                   $1,449,659      $  530,450     $663,359      $  290,317
                                                   ----------     -----------     --------     -----------
                                                   ----------     -----------     --------     -----------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to March 31, 2000 resulted in additional gross proceeds to Series B of $21,681,670. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2000 and for the period from June 10, 1998 (commencement of operations) to March 31, 2000 were $2,528,908 and $5,483,569, respectively. Additionally, Interests owned in one series may be exchanged, without charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 31, 2000, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Since Series B's business is to trade futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series B's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series B's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series B's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series B and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series B's futures contracts.

   Series B does not have, nor does it expect to have, any capital assets.

Results of Operations

   Series B's asset levels during First Quarter 2000 have increased from First Quarter 1999, primarily from additional contributions. The rising asset levels have led to proportionate increases in the amount of interest earned by Series B as well as commissions and management fees incurred.

   The net asset value per Interest as of March 31, 2000 was $117.60, a decrease of 3.31% from the December 31, 1999 net asset value per Interest of $121.63.

   Series B's gross trading gains/(losses) were approximately $(621,000) during the three months ended March 31, 2000 compared to $641,000 for the corresponding period in the prior year. Due to the nature of

Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's First Quarter 2000 trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indices reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indices slumped and many traditional indices recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low against the U.S. dollar at .9500 in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Currencies (+): Currencies provided profitable trading opportunities as Japanese yen gained on the U.S. dollar and most other currencies in the final month of Japan's fiscal year (which ended March 31st). Long yen positions against the U.S. dollar, euro, and British pound resulted in gains.

   Interest rates (-): Global bond yields generally declined while inflationary pressure continued to build and economies improved. Series B incurred losses from short 30-year U.S. Treasury and Japanese government bond positions.

   Metals (-): Net losses in metals resulted from short zinc positions as that market rallied amid evidence of increased demand. Series B's long exposure to gold also provided losses as prices drifted lower during the second half of the quarter.

   Energies (+): Energies significantly contributed to quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Short crude oil positions produced gains.

   Stock indices (-): Profits from long S&P 500 positions were not enough to offset losses in the Japanese Nikkei.

   Increases in interest income, commissions and management fees during First Quarter 2000 as compared to First Quarter 1999 are primarily due to the effect of contributions received throughout 1999 as well as favorable trading performance during 1999 on Series B's weekly net asset values.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $214,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above as well as higher interest rates during First Quarter 2000 versus First Quarter 1999.

   Commissions are calculated on Series B's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased by approximately $243,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased by approximately $62,000 during First Quarter 2000 as compared to First Quarter 1999 due to the increase in net assets as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series B, the Managing Owner and the Trading Advisor. Incentive fees were approximately $68,000 for First Quarter 1999. Series B did not incur an Incentive fee during the First Quarter 2000.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of Series B is included in Series B's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosures during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with Series B's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

   The following table presents the trading Value at Risk associated with Series B's open positions by market sector at March 31, 2000 and December 31, 1999. All open position trading risk exposures of Series B have been included in calculating the figures set forth below. At March 31, 2000 and December 31, 1999, Series B had total capitalizations of approximately $23.2 million and $26.0 million, respectively.

                          March 31, 2000                   December 31, 1999
                   -----------------------------     -----------------------------
                    Value at        % of Total        Value at        % of Total
 Market Sector        Risk        Capitalization        Risk        Capitalization
---------------    -----------    --------------     -----------    --------------
Interest rates     $ 1,107,351          4.77%        $   508,359         1.96%
Currencies             596,466          2.57             301,887         1.16
Commodities            487,000          2.10             305,000         1.17
Stock indices          310,981          1.34              96,070          .37
                   -----------       -------         -----------        -----
  Total            $ 2,501,798         10.78%        $ 1,211,316         4.66%
                   -----------       -------         -----------        -----
                   -----------       -------         -----------        -----

   The following table presents the average trading Value at Risk of Series B's open positions by market sector for First Quarter 2000.

                          First Quarter 2000
                   ---------------------------------
                    Value at      % of Average Total
 Market Sector        Risk          Capitalization
---------------    -----------    ------------------
Interest rates     $   819,094           3.31%
Currencies             486,304           1.97
Commodities            529,813           2.14
Stock indices          151,107            .61
                   -----------          -----
  Total            $ 1,986,318           8.03%
                   -----------          -----
                   -----------          -----

   Throughout First Quarter 2000, Series B experienced an overall increase in its Value at Risk, relative to capitalization levels, reflecting increases in a wide variety of positions. Some of the more significant increases were in U.S. Treasury bonds, Japanese government bonds and SFE 10-year Treasury bonds within the interest rates sector; euro, yen and euro/yen crossrate positions within the currencies sector; natural gas and gold within the commodities sector and the Nikkei (Japan) and S&P 500 (U.S.) within the stock indices sector.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer