Form 10-Q
period 2000-06-30
WORLD MONITOR TRUST SERIES B
filed 2000-08-14
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $20,952,005      $25,912,785
Net unrealized gain (loss) on open futures contracts                      (368,252)         373,042
Accrued interest receivable                                                  3,422          --
                                                                      -------------     ------------
Total assets                                                           $20,587,175      $26,285,827
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   195,162      $    72,082
Commissions payable                                                        152,068          186,575
Management fees payable                                                     40,820           49,811
Incentive fees payable                                                          --              658
                                                                      -------------     ------------
Total liabilities                                                          388,050          309,126
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (177,279.076 and 210,979.665 interests
  outstanding)                                                          19,973,789       25,660,475
General interests (2,000 and 2,600 interests outstanding)                  225,336          316,226
                                                                      -------------     ------------
Total trust capital                                                     20,199,125       25,976,701
                                                                      -------------     ------------
Total liabilities and trust capital                                    $20,587,175      $26,285,827
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    112.67      $    121.63
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the period    For the period    For the period    For the period
                                                 from              from              from              from
                                            January 1, 2000   January 1, 1999    April 1, 2000    March 27, 1999
                                                  to                to                to                to
                                             June 30, 2000     June 25, 1999     June 30, 2000     June 25, 1999
-----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on futures
  contracts                                   $  (657,602)      $ 2,163,179       $   509,716       $ 1,563,293
Change in net unrealized gain/loss on open
  futures contracts                              (741,294)          293,562        (1,287,461)          252,425
Interest income                                   707,683           362,687           345,223           213,863
                                            ---------------   ---------------   ---------------   ---------------
                                                 (691,213)        2,819,428          (432,522)        2,029,581
                                            ---------------   ---------------   ---------------   ---------------
EXPENSES
Commissions                                       906,723           588,731           424,208           348,822
Management fees                                   233,623           152,643           109,287            90,692
Incentive fees                                   --                 343,117          --                 275,243
                                            ---------------   ---------------   ---------------   ---------------
                                                1,140,346         1,084,491           533,495           714,757
                                            ---------------   ---------------   ---------------   ---------------
Net income (loss)                             $(1,831,559)      $ 1,734,937       $  (966,017)      $ 1,314,824
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $(1,808,271)      $ 1,714,500       $  (953,205)      $ 1,298,737
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
General interests                             $   (23,288)      $    20,437       $   (12,812)      $    16,087
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $     (9.09)      $     13.03       $     (4.99)      $      8.84
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
Weighted average number of limited and
  general interests outstanding                   201,540           133,154           193,470           148,801
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
-----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            213,579.665     $25,660,475     $316,226      $25,976,701
Contributions                                 8,047.869         952,729           --          952,729
Net loss                                         --          (1,808,271)     (23,288 )     (1,831,559)
Redemptions                                 (42,348.458)     (4,831,144)     (67,602 )     (4,898,746)
                                            -----------     -----------     ---------     -----------
Trust capital--June 30, 2000                179,279.076     $19,973,789     $225,336      $20,199,125
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series B ('Series B') as of June 30, 2000 and the results of its operations for the periods from January 1, 2000 to June 30, 2000 ('Year To Date 2000'), January 1, 1999 to June 25, 1999 ('Year To Date 1999'), April 1, 2000 to June 30, 2000 ('Second Quarter 2000') and March 27, 1999 to June 25, 1999 ('Second Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series B for brokerage services for Year To Date 2000, Year To Date 1999, Second Quarter 2000 and Second Quarter 1999 were $906,723, $588,731, $424,208 and $348,822, respectively.

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

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 189.783 limited interests of Series B.

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

Credit risk

   When entering into futures contracts, Series B is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. The amount at risk associated with counterparty nonperformance of all of Series B's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $19,240,276. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $1,343,477 at June 30, 2000.

   As of June 30, 2000, all open futures contracts mature within six months.

   The following table presents the fair value of futures contracts at June 30, 2000 and December 31, 1999.

                                                              2000                          1999
                                                   --------------------------     ------------------------
                                                     Assets       Liabilities      Assets      Liabilities
                                                   ----------     -----------     --------     -----------
Domestic exchanges
  Stock indices                                    $       --      $   14,513     $     --      $   20,100
  Interest rates                                           --          33,200      126,538              --
  Currencies                                           38,424          89,270       35,254         130,915
  Commodities                                          89,030              --       12,320          23,740
Foreign exchanges
  Stock indices                                        30,372          38,334       17,878              --
  Interest rates                                        3,782          20,724      110,580           9,267
  Commodities                                          29,681         363,500      360,789         106,295
                                                   ----------     -----------     --------     -----------
                                                   $  191,289      $  559,541     $663,359      $  290,317
                                                   ----------     -----------     --------     -----------
                                                   ----------     -----------     --------     -----------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to June 30, 2000 resulted in additional gross proceeds to Series B of $21,998,785. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year To Date 2000, Second Quarter 2000 and for the period from June 10, 1998 (commencement of operations) to June 30, 2000 were $4,831,144, $2,302,236 and $7,785,805, respectively, and redemptions of general interests were $67,602 for each of those same periods. Additionally, Interests owned in one series may be exchanged, without charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2000, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Results of Operations

   The net asset value per Interest as of June 30, 2000 was $112.67, a decrease of 7.37% from the December 31, 1999 net asset value per Interest of $121.63 and a decrease of 4.19% from the March 31, 2000 net asset value per Interest of $117.60.

   Series B's gross trading gains/(losses) were approximately $(1,399,000) and $(778,000) during Year To Date 2000 and Second Quarter 2000, respectively, compared to $2,457,000 and $1,816,000 for Year To Date 1999 and Second Quarter 1999, respectively. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's Second Quarter 2000 trading results is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Financial (-): Bond prices rallied following a higher than expected May unemployment number and lack of action by the U.S. Federal Reserve at its meeting in June resulting in losses for short 30-year U.S. bond positions. Losses in long 10-year euro bond positions were due to actions taken by the European Central Bank to raise short-term rates in April and June.

   Metal (-): Short gold, copper and zinc positions incurred losses as prices in metals markets rose driven by a weakening U.S. economy.

   Currency (-): The Swiss franc fell to new eleven-year lows against the U.S. dollar, resulting in losses for Swiss franc positions. The Swiss franc continues to be plagued by the euro's poor price action as the market remains disappointed over the lack of central bank support for the euro. Shifting expectations regarding the timing of tightening monetary policy by the Bank of Japan reversed the direction of the yen downward, causing losses for long yen positions. Short euro positions incurred losses as the euro rallied in June on news of strong European economic data.

   Index (-): The second quarter brought a reversal to some global equity markets. A strong U.S. economy began showing signs of a slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in losses in S&P and euro DAX positions.

   Energy (+): Long crude oil and natural gas positions resulted in gains for Series B as energy prices soared due to increased demand.

   Series B's asset levels during Year To Date 2000 and Second Quarter 2000 have increased from Year To Date 1999 and Second Quarter 1999, primarily from additional contributions and favorable trading performance in 1999 offset, in part, by redemptions and unfavorable trading performance in 2000. These higher overall levels of net assets during Year To Date 2000 and Second Quarter 2000 have led to proportionate increases in the amount of interest earned by Series B as well as commissions and management fees incurred. Also contributing to these increases were six additional days in Year To Date 2000 versus Year To Date 1999.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $345,000 and $131,000 during Year To Date 2000 and Second Quarter 2000, respectively, as compared to Year To Date 1999 and Second Quarter 1999, respectively, due to the increase in net assets as discussed above as well as higher interest rates during Year To Date 2000 versus Year To Date 1999.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased by approximately $318,000 and $75,000 during Year To Date 2000 and Second Quarter 2000, respectively, as compared to Year To Date 1999 and Second Quarter 1999, respectively, due to the increase in net assets as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased by approximately $81,000 and $19,000 during Year To Date 2000 and Second Quarter 2000, respectively, as compared to Year To Date 1999 and Second Quarter 1999, respectively, due to the increase in net assets as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series B, the Managing Owner and the Trading Advisor. Incentive fees were approximately $343,000 and $275,000 for Year To Date 1999 and Second Quarter 1999, respectively. Series B did not incur an Incentive fee during Year To Date 2000.

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

   The following table presents the trading Value at Risk associated with Series B's open positions by market sector at June 30, 2000 and December 31, 1999. All open position trading risk exposures of Series B have been included in calculating the figures set forth below. At June 30, 2000 and December 31, 1999, Series B had total capitalizations of approximately $20.2 million and $26.0 million, respectively.

                           June 30, 2000                   December 31, 1999
                   -----------------------------     -----------------------------
                    Value at        % of Total        Value at        % of Total
 Market Sector        Risk        Capitalization        Risk        Capitalization
---------------    -----------    --------------     -----------    --------------
Interest rates     $   504,039          2.50%        $   508,359         1.96%
Currencies             415,916          2.06             301,887         1.16
Commodities            372,500          1.84             305,000         1.17
Stock indices          164,825           .81              96,070          .37
                   -----------       -------         -----------        -----
  Total            $ 1,457,280          7.21%        $ 1,211,316         4.66%
                   -----------       -------         -----------        -----
                   -----------       -------         -----------        -----

   The following table presents the average trading Value at Risk of Series B's open positions by market sector for Year To Date 2000 and Second Quarter 2000.

                           Year To Date 2000                    Second Quarter 2000
                   ---------------------------------     ---------------------------------
                    Value at      % of Average Total      Value at      % of Average Total
 Market Sector        Risk          Capitalization          Risk          Capitalization
---------------    -----------    ------------------     -----------    ------------------
Interest rates     $   852,598            3.65%          $   949,789            4.32%
Currencies             465,480            1.99               477,403            2.17
Commodities            580,421            2.48               607,675            2.76
Stock indices          158,032             .68               203,194             .92
                   -----------         -------           -----------         -------
  Total            $ 2,056,531            8.80%          $ 2,238,061           10.17%
                   -----------         -------           -----------         -------
                   -----------         -------           -----------         -------

   Throughout Year To Date 2000 and Second Quarter 2000, Series B experienced an overall increase in its Value at Risk, relative to capitalization levels, reflecting increases in a variety of positions. Some of the more significant increases were in Japanese government bonds and SFE 3-year Treasury bonds within the interest rates sector; yen and euro/yen crossrate positions within the currencies sector; natural gas and light crude oil positions within the commodities sector and Nikkei, S&P 500 and DAX positions within the stock indices sector. Some of the more significant decreases were in SFE Treasury bills and U.S. Treasury bonds within the interest rates sector, Australian dollar and Swiss Franc positions within the currencies sector and FTSE 100 positions within the stock indices sector.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities-- None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- Effective July 2000, Joseph A. Filicetti resigned as
                           President and as a Director of Prudential Securities Futures Management Inc.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer