Form 10-Q
period 2000-09-30
WORLD MONITOR TRUST SERIES B
filed 2000-11-13
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 29,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $16,672,223      $25,912,785
Net unrealized gain (loss) on open futures contracts                       (62,886)         373,042
Accrued interest receivable                                                  2,730          --
                                                                      -------------     ------------
Total assets                                                           $16,612,067      $26,285,827
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $   183,801      $    72,082
Commissions payable                                                        120,892          186,575
Management fees payable                                                     32,745           49,811
Incentive fees payable                                                          --              658
                                                                      -------------     ------------
Total liabilities                                                          337,438          309,126
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (168,444.036 and 210,979.665 interests
  outstanding)                                                          16,083,663       25,660,475
General interests (2,000 and 2,600 interests outstanding)                  190,966          316,226
                                                                      -------------     ------------
Total trust capital                                                     16,274,629       25,976,701
                                                                      -------------     ------------
Total liabilities and trust capital                                    $16,612,067      $26,285,827
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $     95.48      $    121.63
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the period    For the period    For the period    For the period
                                                 from              from              from              from
                                            January 1, 2000   January 1, 1999    July 1, 2000      June 26, 1999
                                                  to                to                to                to
                                             September 29,     September 24,     September 29,     September 24,
                                                 2000              1999              2000              1999
-----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on futures
  contracts                                   $(3,824,545)      $ 3,606,293       $(3,166,943)      $ 1,443,114
Change in net unrealized gain/loss on open
  futures contracts                              (435,928)          (45,126)          305,366          (338,688)
Interest income                                 1,010,006           630,083           302,323           267,396
                                            ---------------   ---------------   ---------------   ---------------
                                               (3,250,467)        4,191,250        (2,559,254)        1,371,822
                                            ---------------   ---------------   ---------------   ---------------
EXPENSES
Commissions                                     1,252,494         1,010,408           345,771           421,677
Management fees                                   322,722           261,719            89,099           109,076
Incentive fees                                   --                 457,852          --                 114,735
                                            ---------------   ---------------   ---------------   ---------------
                                                1,575,216         1,729,979           434,870           645,488
                                            ---------------   ---------------   ---------------   ---------------
Net income (loss)                             $(4,825,683)      $ 2,461,271       $(2,994,124)      $   726,334
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $(4,768,025)      $ 2,433,552       $(2,959,754)      $   719,052
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
General interests                             $   (57,658)      $    27,719       $   (34,370)      $     7,282
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $    (25.13)      $     16.85       $    (17.32)      $      4.23
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
Weighted average number of limited and
  general interests outstanding                   192,015           146,079           172,860           171,529
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
-----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999            213,579.665     $25,660,475     $316,226      $25,976,701
Contributions                                22,421.465       2,461,819           --        2,461,819
Net loss                                                     (4,768,025)     (57,658)      (4,825,683)
Redemptions                                 (65,557.094)     (7,270,606)     (67,602)      (7,338,208)
                                            -----------     -----------     ---------     -----------
Trust capital--September 29, 2000           170,444.036     $16,083,663     $190,966      $16,274,629
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               September 29, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust--Series B ('Series B') as of September 29, 2000 and the results of its operations for the periods from January 1, 2000 to September 29, 2000 ('Year-To-Date 2000'), January 1, 1999 to September 24, 1999 ('Year-To-Date 1999'), July 1, 2000 to September 29, 2000 ('Third Quarter 2000') and June 26, 1999 to September 24, 1999 ('Third Quarter 1999'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series B on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The costs charged to Series B for brokerage services for Year-To-Date 2000, Year-To-Date 1999, Third Quarter 2000 and Third Quarter 1999 were $1,252,494, $1,010,408, $345,771 and $421,677, respectively.

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

   As of September 29, 2000, a non-U.S. affiliate of the Managing Owner owns
189.783 limited interests of Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 29, 2000, such segregated assets totalled $15,922,944. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $686,393 at September 29, 2000.

   As of September 29, 2000, all open futures contracts mature within six months.

   The following table presents the fair value of futures contracts at September 29, 2000 and December 31, 1999.

                                                              2000                          1999
                                                   --------------------------     ------------------------
                                                     Assets       Liabilities      Assets      Liabilities
                                                   ----------     -----------     --------     -----------
Domestic exchanges
  Stock indices                                    $       --      $   69,950     $     --      $   20,100
  Interest rates                                      174,106              --      126,538              --
  Currencies                                           25,878         129,015       35,254         130,915
  Commodities                                          38,390         139,160       12,320          23,740
Foreign exchanges
  Stock indices                                        22,906          33,878       17,878              --
  Interest rates                                       12,975          10,673      110,580           9,267
  Commodities                                         159,896         114,361      360,789         106,295
                                                   ----------     -----------     --------     -----------
                                                   $  434,151      $  497,037     $663,359      $  290,317
                                                   ----------     -----------     --------     -----------
                                                   ----------     -----------     --------     -----------

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to September 29, 2000 resulted in additional gross proceeds to Series B of $23,507,875. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2000, Third Quarter 2000 and for the period from June 10, 1998 (commencement of operations) to September 29, 2000 were $7,270,606, $2,439,462 and $10,225,267, respectively, and redemptions of general interests for both Year-To-Date 2000 and for the period from June 10, 1998 (commencement of operations) to September 29, 2000 were $67,602. Additionally, Interests owned in one series may be exchanged, without charge, for Interests of one or more other series on a weekly basis for as long as Interests in those series are being offered to the public. World Monitor Trust--Series A is no longer offered to the public as it achieved its subscription maximum during November 1999. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 29, 2000, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Results of Operations

   The net asset value per Interest as of September 29, 2000 was $95.48, a decrease of 21.50% from the December 31, 1999 net asset value per Interest of $121.63 and a decrease of 15.26% from the June 30, 2000 net asset value per Interest of $112.67.

   Series B's gross trading gains/(losses) were approximately $(4,260,000) and $(2,862,000) during Year-To-Date 2000 and Third Quarter 2000, respectively, compared to $3,561,000 and $1,104,000 for Year-To-Date 1999 and Third Quarter 1999, respectively. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's Third Quarter 2000 trading results is presented below.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted the zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Currencies (-): The U.S. Federal Reserve Bank kept interest rates unchanged as inflation appeared to be under control. The dollar gained against the British pound, Swiss franc and euro resulting in losses for long positions in these currencies.

   Stock indices (-): The global economic slowdown negatively affected the major stock indices. Long positions in the S&P 500, European DAX, Nikkei Dow, and London FTSE resulted in losses.

   Interest rates (-): Losses were incurred in long domestic, Australian and European bond positions. The slowing global economy contributed to this negative performance.

   Energies (-): Short light crude oil positions resulted in losses as the energy sector continued to push prices higher driven by increased demand and uncertainty regarding future production and supply levels.

   Metals (+): Long copper positions provided positive performance for the quarter as strong demand drove prices higher.

   Series B's average net asset levels were higher during Year-To-Date 2000 as compared to Year-To-Date 1999 levels, primarily from additional contributions and favorable trading performance in 1999 offset, in part, by redemptions and unfavorable trading performance in 2000. Conversely, Series B's average net asset levels were lower during Third Quarter 2000 as compared to Third Quarter 1999 levels, primarily from redemptions and unfavorable trading performance in 2000 offset, in part, by additional contributions. These fluctuations in overall average net asset levels have led to corresponding fluctuations in commissions and management fees incurred, and interest earned by Series B, which are largely based on the level of net assets. Also contributing to the fluctuations in commissions, management fees and interest were six additional days in Year-To-Date 2000 versus Year-To-Date 1999.

   Interest income is earned on the average net assets held at PSI and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income increased by approximately $380,000 and $35,000 during Year-To-Date 2000 and Third Quarter 2000, respectively, as compared to Year-To-Date 1999 and Third Quarter 1999, respectively, due to the fluctuations in average net asset levels discussed above in combination with higher interest rates during Year-To-Date 2000 and Third Quarter 2000 versus the prior year comparable periods.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions increased by approximately $242,000 during Year-To-Date 2000 as compared to Year-To-Date 1999, but decreased by approximately $76,000 during Third Quarter 2000 as compared to Third Quarter 1999, due to the fluctuations in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased by approximately $61,000 during Year-To-Date 2000 as compared to Year-To-Date 1999, but decreased by approximately $20,000 during Third Quarter 2000 as compared to Third Quarter 1999, due to the fluctuations in average net asset levels as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among Series B, the Managing Owner and the Trading Advisor. Incentive fees were approximately $458,000 and $115,000 for Year-To-Date 1999 and Third Quarter 1999, respectively. Series B did not incur an Incentive fee during Year-To-Date 2000.

New Accounting Guidance

   In June 2000, FASB issued SFAS 138 which became effective for Series B on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

   The following table presents the trading Value at Risk associated with Series B's open positions by market sector at September 29, 2000 and December 31, 1999. All open position trading risk exposures of Series B have been included in calculating the figures set forth below. At September 29, 2000 and December 31, 1999, Series B had total capitalizations of approximately $16.3 million and $26.0 million, respectively.

                        September 29, 2000                 December 31, 1999
                   -----------------------------     -----------------------------
                    Value at        % of Total        Value at        % of Total
 Market Sector        Risk        Capitalization        Risk        Capitalization
---------------    -----------    --------------     -----------    --------------
Commodities        $   480,600          2.95%        $   305,000         1.17%
Interest rates         300,949          1.85             508,359         1.96
Stock indices          209,625          1.29              96,070          .37
Currencies             209,321          1.29             301,887         1.16
                   -----------       -------         -----------        -----
  Total            $ 1,200,495          7.38%        $ 1,211,316         4.66%
                   -----------       -------         -----------        -----
                   -----------       -------         -----------        -----

   The following table presents the average trading Value at Risk of Series B's open positions by market sector for Year-To-Date 2000 and Third Quarter 2000.

                           Year-To-Date 2000                    Third Quarter 2000
                   ---------------------------------     ---------------------------------
                    Value at      % of Average Total      Value at      % of Average Total
 Market Sector        Risk          Capitalization          Risk          Capitalization
---------------    -----------    ------------------     -----------    ------------------
Commodities        $   539,610            2.51%          $   426,413            2.38%
Interest rates         774,201            3.60               569,466            3.18
Stock indices          187,506             .87               233,414            1.30
Currencies             434,156            2.02               374,778            2.09
                   -----------         -------           -----------         -------
  Total            $ 1,935,473            9.00%          $ 1,604,071            8.95%
                   -----------         -------           -----------         -------
                   -----------         -------           -----------         -------

   Throughout Year-To-Date 2000 and Third Quarter 2000, Series B experienced an overall increase in its Value at Risk, relative to capitalization levels, reflecting increases in a variety of positions. Some of the more significant increases were in euro dollar and SFE 10-year Treasury bond positions within the interest rates sector; euro positions within the currencies sector; natural gas, light crude oil, Comex gold and LME copper positions within the commodities sector and Nikkei, S&P 500 and DAX positions within the stock indices sector. Some of the more significant decreases were in SFE Treasury bills, U.S. Treasury bonds and euro bund positions within the interest rates sector, Australian dollar, Swiss franc and Australian dollar/yen crossrate positions within the currencies sector; aluminum positions within the commodities sector and FTSE 100 and SFE Index positions within the stock indices sector.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities-- None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was
                           elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer