Form 10-K
period 2000-12-31
WORLD MONITOR TRUST SERIES B
filed 2001-03-20
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000

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

   Prospectus, included as part of Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-43041) filed with the Securities and Exchange Commission (the 'SEC') on April 7, 2000 and the supplement thereto filed with the SEC on December 1, 2000, are incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K

   Registrant's Annual Report to Interest holders for the year ended December 31, 2000 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                               Index to exhibits can be found on pages 9 and 10.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Interest Holders..............................     4

PART II
Item  5    Market for the Registrant's Interests and Related Interest Holder Matters........     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     5
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     5
Item  8    Financial Statements and Supplementary Data......................................     5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     7
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     9
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    10

SIGNATURES..................................................................................    11

                                     PART I

Item 1. Business

General

   World Monitor Trust (the 'Trust') is a business trust organized under the laws of Delaware on December 17, 1997. The Trust commenced trading operations on June 10, 1998 and will terminate on December 31, 2047 unless terminated sooner as provided in the Second Amended and Restated Declaration of Trust and Trust
Agreement (the 'Trust Agreement'). The Trust consists of three separate and distinct series ('Series'): Series A, B and C. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Trust's fiscal year for book and tax purposes ends on December 31.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.

The Offering

   Beneficial interests in each Series ('Interests') are being offered once each week until each Series' subscription maximum has been issued either through sale or exchange. On June 10, 1998, a sufficient number of subscriptions for each Series had been received and accepted by the managing owner to permit each Series to commence trading. Series B (the 'Registrant') completed its initial offering with gross proceeds of $5,709,093 from the sale of 56,330.929 limited interests and 760 general interests. General interests are sold exclusively to the Managing Owner.

   Series A was offered until it achieved its subscription maximum of $34,000,000 during November 1999. Interests in Series B and Series C will continue to be offered on a weekly basis at the then current net asset value per Interest until the subscription maximum of $33,000,000 for each Series is sold
('Continuous Offering Period').

Managing Owner and its Affiliates

   The managing owner of the Registrant is Prudential Securities Futures
Management Inc. (the 'Managing Owner'), a wholly owned subsidiary of Prudential
Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. PSI is the selling agent for the Registrant, as well as its commodity broker. The Managing Owner is required to maintain at least a 1% interest in the capital, profits and losses of each Series so long as it is acting as the Managing Owner, and it will make such contributions (and in return will receive general interests) as are necessary to meet this requirement.

The Trading Advisor

   Each Series has its own independent commodity trading advisor that makes that Series' trading decisions. The Managing Owner, on behalf of the Registrant, entered into an advisory agreement with Eclipse Capital Management, Inc. (the
'Trading Advisor') to make the trading decisions for the Registrant. The advisory agreement may be terminated for various reasons, including at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of the Registrant to the Trading Advisor and it is currently contemplated that the Trading Advisor will continue to be allocated 100% of additional capital raised for the Registrant during the Continuous Offering Period.

Competition

   The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and options contracts which have certain of the same investment policies as the Registrant.

   The Registrant is an open-end fund which will solicit the sale of additional
Interests on a weekly basis until the subscription maximum is reached. As such, the Registrant may compete with other entities, whether or not formed by the Managing Owner, to attract new participants. In addition, to the extent that the Trading Advisor recommends similar or identical trades to the Registrant and other accounts which it manages, the Registrant may compete with those accounts for the execution of the same or similar trades, as well as with other market participants.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the Managing Owner and its affiliates pursuant to the Trust Agreement as further discussed in Notes A, C and D to the Registrant's financial statements included in its annual report to limited owners for the year ended December 31, 2000 (the
'Registrant's 2000 Annual Report') which is filed as an exhibit hereto.

Other

   In addition to the description above, information is incorporated by reference to the Prospectus included as part of Post-Effective Amendment No. 2 to the Registration Statement on form S-1 (File No. 333-43041) as filed with the Securities and Exchange Commission (the 'SEC') on April 7, 2000 and the
Prospectus Supplement filed with the SEC on December 1, 2000 (the Prospectus and the Prospectus Supplement are collectively referred to herein as the 'Prospectus') and the sections found therein under the following headings:
'SERIES B-Eclipse Capital's Trading System,' 'TRADING LIMITATIONS AND POLICIES,'
'DUTIES AND COMMITMENTS OF THE MANAGING OWNER' and 'SUMMARY OF AGREEMENTS.'

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

Item 4. Submission of Matters to a Vote of Interest Holders

   None

                                    PART II

Item 5. Market for the Registrant's Interests and Related Interest Holder
        Matters

   Information with respect to the offering of Interests and the use of proceeds is incorporated by reference to Note A to the Registrant's 2000 Annual Report, which is filed as an exhibit hereto and the prospectus section entitled 'THE
OFFERING-The Current Offering Period' and '-Use Of Proceeds.'

   A significant secondary market for the Interests has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of an Interest holder to transfer Interests. However, Interests may be redeemed on a weekly basis, but are subject to a redemption fee if effected within one year of the effective date of purchase. Additionally, Interests owned in one Series may be exchanged, without any charge, for Interests of one or more other Series on a weekly basis for as long as Interests in those Series are being offered to the public.
Exchanges and redemptions are calculated based on the applicable Series' then current net asset value per Interest as of the close of business on the Friday immediately preceding the week in which the exchange or redemption request is effected.

   The Registrant did not sell any unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the year ended December 31, 2000.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Trust
Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 12, 2001, there were 1,193 holders of record owning 139,964.057
Interests which include 1,500 general interests.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's 2000
Annual Report which is filed as an exhibit hereto.


                                                                                  Period from
                                                                                 June 19, 1998
                                                                                (commencement of
                                             Year ended        Year Ended        operations) to
                                            December 31,      December 31,        December 31,
                                                2000              1999                1998
                                            ------------    ----------------    ----------------
Total revenues (including interest)         $ 1,018,696       $  3,514,395        $  1,732,093
                                            ------------    ----------------    ----------------
                                            ------------    ----------------    ----------------
Net income/(loss)                           $  (950,955 )     $  1,116,560        $  1,059,653
                                            ------------    ----------------    ----------------
                                            ------------    ----------------    ----------------
Net income/(loss) per weighted average
  Interest                                  $     (5.22 )     $       6.91        $      13.06
                                            ------------    ----------------    ----------------
                                            ------------    ----------------    ----------------
Total assets                                $17,796,383       $ 26,285,827        $ 11,558,059
                                            ------------    ----------------    ----------------
                                            ------------    ----------------    ----------------
Net asset value per Interest                $    121.87       $     121.63        $     111.98
                                            ------------    ----------------    ----------------
                                            ------------    ----------------    ----------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 13 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's 2000 Annual Report which is filed as an exhibit hereto.

   Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are summarized below:

                        For the period from    For the period from    For the period from    For the period from
                          January 1, 2000         April 1, 2000          July 1, 2000        September 30, 2000
                                to                     to                     to                     to
                          March 31, 2000          June 30, 2000       September 29, 2000      December 31, 2000
                        -------------------    -------------------    -------------------    -------------------
2000:
Total revenues
  (including
  interest)                 $  (258,691)           $  (432,522)           $(2,559,254)           $ 4,269,163
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------
Total revenues
  (including
  interest) less
  commissions               $  (741,206)           $  (856,730)           $(2,905,025)           $ 3,955,544
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------
Net income (loss)           $  (865,542)           $  (966,017)           $(2,994,124)           $ 3,874,728
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------
Net income (loss) per
  weighted average
  Interest                  $     (4.14)           $     (4.99)           $    (17.32)           $     25.00
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------

                        For the period from    For the period from    For the period from    For the period from
                          January 1, 1999        March 27, 1999          June 26, 1999       September 25, 1999
                              through                  to                     to                     to
                          March 26, 1999          June 25, 1999       September 24, 1999      December 31, 1999
                        -------------------    -------------------    -------------------    -------------------
1999:
Total revenues
  (including
  interest)                 $   789,847            $ 2,029,581            $ 1,371,822            $  (676,855)
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------
Total revenues
  (including
  interest) less
  commissions               $   549,938            $ 1,680,759            $   950,145            $(1,207,266)
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------
Net income (loss)           $   420,113            $ 1,314,824            $   726,334            $(1,344,711)
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------
Net income (loss) per
  weighted average
  Interest                  $      3.58            $      8.84            $      4.23            $     (6.61)
                        -------------------    -------------------    -------------------    -------------------
                        -------------------    -------------------    -------------------    -------------------

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

   The directors and executive officers of Prudential Securities Futures Management Inc. and their positions with respect to the Registrant are as follows:

          Name                                      Position

Eleanor L. Thomas            President and Director
Barbara J. Brooks            Chief Financial Officer
Steven Carlino               Vice President and Treasurer
A. Laurence Norton, Jr.      Director
Guy S. Scarpaci              Director
Tamara B. Wright             Senior Vice President and Director

   ELEANOR L. THOMAS, age 46, has been the President and a Director of Prudential Securities Futures Management Inc. since September 2000 and the President and a Director of Seaport Futures Management, Inc. (an affiliate of the Managing Owner) since April 1999. She has held various positions of increasing responsibility in both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. since joining PSI in 1993. She is a First Vice President of PSI and the director of the Futures and Hedge Fund Group within PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from

June 1990 through February 1993 and Arthur Anderson & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

   BARBARA J. BROOKS, age 52, is the Chief Financial Officer of Prudential Securities Futures Management Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 37, is a Vice President and Treasurer of Prudential Securities Futures Management Inc. He is a Senior Vice President of PSI. He is also a Vice President and Treasurer of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   A. LAURENCE NORTON, JR., age 62, is a Director of Prudential Securities Futures Management Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

   GUY S. SCARPACI, age 54, is a Director of Prudential Securities Futures Management Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Seaport Futures Management, Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

   TAMARA B. WRIGHT, age 42, is a Director and a Senior Vice President of Prudential Securities Futures Management Inc. She is a Senior Vice President and Chief Administrative Officer for the International Division of PSI. She is also a Director and a Senior Vice President of Seaport Futures Management, Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc. Effective September 2000, Eleanor L. Thomas was elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti. Additionally, Joseph A. Filicetti resigned as Executive Vice President and as a Director of Seaport Futures Management, Inc. effective July 2000.

   Effective February 2001, Alan J. Brody resigned as a Director of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any interest in the voting securities of the Managing Owner.

   As of March 12, 2001, no director or executive officer of the Managing Owner owns directly or beneficially any of the Interests issued by the Registrant.

   As of March 12, 2001, the following owner of limited interests beneficially owns more than five percent (5%) of the limited interests issued by the
Registrant:

      Title                  Name and Address of               Amount and Nature of         Percent of
     of Class                 Beneficial Owner                 Beneficial Ownership           Class
------------------    ---------------------------------    -----------------------------    ----------
Limited interests     Massachusetts Bay Transportation      17,666.743 limited interests        12.76%
                      Authority Retirement Fund
                      99 Summer Street, 17th Floor
                      Boston, MA 02110-1213

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the Managing Owner.

   Reference is made to Notes A, C and D to the financial statements in the Registrant's 2000 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services. Additionally, reference is made to the Prospectus section entitled 'SUMMARY OF AGREEMENTS-Brokerage Agreement.'

                                    PART IV

                                                                                         Annual Report
                                                                                          Page Number
                                                                                         --------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.   Financial Statements and Report of Independent Accountants--incorporated by reference to the Registrant's 2000 Annual Report which is filed as an exhibit hereto

              Report of Independent Accountants                                                2

              Financial Statements:

              Statements of Financial Condition--December 31, 2000 and 1999                    3

              Statements of Operations--Two years ended December 31, 2000 and the period from June 10, 1998 (commencement of operations) to December 31,
              1998                                                                             4

              Statements of Changes in Trust Capital--Three years ended December 31,
              2000                                                                             4

              Notes to Financial Statements                                                    5

         2.   Financial Statement Schedules

              All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         3.   Exhibits

              Description:

        3.1   Second Amended and Restated Declaration of Trust and Trust Agreement of
        and   World Monitor Trust dated as of March 17, 1998 (incorporated by
        4.1   reference to Exhibits 3.1 and 4.1 to Registrant's Registration Statement
              on Form S-1, File No. 333-43041, dated as of March 23, 1998)

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

       13.1   Registrant's 2000 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
              Report on Form 10-K, no other information or data appearing in the
              Registrant's 2000 Annual Report is to be deemed filed as part of this report) (filed herewith)

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

World Monitor Trust--Series B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: March 20, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Managing Owner) and on the dates indicated.

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

    By: /s/ Eleanor L. Thomas                     Date: March 20, 2001
    -----------------------------------------
    Eleanor L. Thomas
    President and Director

    By: /s/ Barbara J. Brooks                     Date: March 20, 2001
    -----------------------------------------
    Barbara J. Brooks
    Chief Financial Officer

    By: /s/ Steven Carlino                        Date: March 20, 2001
    -----------------------------------------
    Steven Carlino
    Vice President and Treasurer

    By: /s/ A. Laurence Norton, Jr.               Date: March 20, 2001
    -----------------------------------------
    A. Laurence Norton, Jr.
    Director

    By: /s/ Guy S. Scarpaci                       Date: March 20, 2001
    -----------------------------------------
    Guy S. Scarpaci
    Director

    By:                                           Date:
    -----------------------------------------
    Tamara B. Wright
    Senior Vice President and Director