Form 10-Q
period 2001-06-29
WORLD MONITOR TRUST SERIES B
filed 2001-08-10
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 29,        December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $12,678,246      $15,726,465
Net unrealized gain on open futures contracts                              191,274        2,066,876
Accrued interest receivable                                                  1,764          --
Subscriptions receivable                                                   --                 3,042
                                                                      -------------     ------------
Total assets                                                           $12,871,284      $17,796,383
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    91,760      $   129,068
Redemptions payable                                                         66,534           34,170
Management fees payable                                                     24,420           34,053
                                                                      -------------     ------------
Total liabilities                                                          182,714          197,291
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (111,767.210 and 142,903.342 interests
  outstanding)                                                          12,553,786       17,416,280
General interests (1,200 and 1,500 interests outstanding)                  134,784          182,812
                                                                      -------------     ------------
Total trust capital                                                     12,688,570       17,599,092
                                                                      -------------     ------------
Total liabilities and trust capital                                    $12,871,284      $17,796,383
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    112.32      $    121.87
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the period    For the period    For the period    For the period
                                                 from              from              from              from
                                            January 1, 2001   January 1, 2000   March 31, 2001     April 1, 2000
                                                  to                to                to                to
                                             June 29, 2001     June 30, 2000     June 29, 2001     June 30, 2000
-----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on futures
  contracts                                   $ 1,100,695       $  (657,602)      $  (847,234)      $   509,716
Change in net unrealized gain/loss on open
  futures contracts                            (1,875,602)         (741,294)         (296,641)       (1,287,461)
Interest income                                   394,587           707,683           152,084           345,223
                                            ---------------   ---------------   ---------------   ---------------
                                                 (380,320)         (691,213)         (991,791)         (432,522)
                                            ---------------   ---------------   ---------------   ---------------
EXPENSES
Commissions                                       586,108           906,723           257,976           424,208
Management fees                                   151,030           233,623            66,473           109,287
                                            ---------------   ---------------   ---------------   ---------------
                                                  737,138         1,140,346           324,449           533,495
                                            ---------------   ---------------   ---------------   ---------------
Net loss                                      $(1,117,458)      $(1,831,559)      $(1,316,240)      $  (966,017)
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
ALLOCATION OF NET LOSS
Limited interests                             $(1,102,968)      $(1,808,271)      $(1,299,604)      $  (953,205)
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
General interests                             $   (14,490)      $   (23,288)      $   (16,636)      $   (12,812)
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND
GENERAL INTEREST
Net loss per weighted average limited and
  general interest                            $     (8.58)      $     (9.09)      $    (11.04)      $     (4.99)
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
Weighted average number of limited and
  general interests outstanding                   130,233           201,540           119,189           193,470
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
-----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            144,403.342     $17,416,280     $182,812      $17,599,092
Contributions                                 3,465.799         409,485           --          409,485
Net loss                                                     (1,102,968)     (14,490 )     (1,117,458)
Redemptions                                 (34,901.931)     (4,169,011)     (33,538 )     (4,202,549)
                                            -----------     -----------     ---------     -----------
Trust capital--June 29, 2001                112,967.210     $12,553,786     $134,784      $12,688,570
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 29, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series B ('Series B') as of June 29, 2001 and the results of its operations for the periods from January 1, 2001 to June 29, 2001 ('Year To Date 2001'), January 1, 2000 to June 30, 2000 ('Year To Date 2000'), March 31, 2001
to June 29, 2001 ('Second Quarter 2001') and April 1, 2000 to June 30, 2000 ('Second Quarter 2000'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series B is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. The Managing Owner or its affiliates perform services for Series B, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to the costs of offering Series B's Interests as well as its routine operational, administrative, legal and auditing costs.

   The costs charged to Series B for brokerage services for Year To Date 2001, Year To Date 2000, Second Quarter 2001 and Second Quarter 2000 were $586,108, $906,723, $257,976 and $424,208, respectively.

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

   As of June 29, 2001, a non-U.S. affiliate of the Managing Owner owns 148.095 limited interests of Series B.

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

Market risk

   Trading in futures and forward (including foreign exchange) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series B's net assets being traded, significantly exceeds Series B's future cash requirements since Series B intends to close out its open positions prior to settlement. As a result, Series B is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series B considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series B's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series B enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series B to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series B holds and the liquidity and inherent volatility of the markets in which Series B trades.

Credit risk

   When entering into futures or forward contracts, Series B is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series B enters into forward transactions, the sole counterparty is PSI, Series B's commodity broker. Series B has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series B's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 29, 2001, such segregated assets totalled $10,042,317. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $2,827,203 at June 29, 2001.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including Series B, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series B were to opt out, its funds could be held in a broader and riskier range of investments.

   As of June 29, 2001, all open futures contracts mature within six months.

   The following table presents the fair value of futures contracts at June 29, 2001 and December 31, 2000:

                                                             2001                          2000
                                                   ------------------------     --------------------------
                                                    Assets      Liabilities       Assets       Liabilities
                                                   --------     -----------     ----------     -----------
Domestic exchanges
  Interest rates                                   $ 37,594      $   50,825     $  723,113      $       --
  Currencies                                        106,246          15,780        821,048              --
  Commodities                                       218,810          10,440         46,950          16,720
Foreign exchanges
  Stock indices                                       4,367           9,697         55,607              --
  Interest rates                                     66,497          76,942        523,732              --
  Commodities                                        37,747         116,303            556          87,410
                                                   --------     -----------     ----------     -----------
                                                   $471,261      $  279,987     $2,171,006      $  104,130
                                                   --------     -----------     ----------     -----------
                                                   --------     -----------     ----------     -----------

D. Financial Highlights

                                                         Year To Date 2001     Second Quarter 2001
                                                         ------------------    -------------------
     Performance per Interest
        Net asset value, beginning of period                  $ 121.87               $123.31
                                                         ------------------    -------------------
        Net realized gain (loss) and change in net
           unrealized gain/loss on commodity
           transactions                                          (6.88)                (9.52)
        Interest income                                           2.99                  1.28
        Expenses                                                 (5.66)                (2.75)
                                                         ------------------    -------------------
        Decrease for the period                                  (9.55)               (10.99)
                                                         ------------------    -------------------
        Net asset value, end of period                        $ 112.32               $112.32
                                                         ------------------    -------------------
                                                         ------------------    -------------------

     Total return                                                (7.84)%               (8.91)%

     Ratio to average net assets
        Interest income                                           5.16%                 4.55%
        Expenses                                                  9.65%                 9.71%

                                       6

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to June 29, 2001 resulted in additional gross proceeds to Series B of $23,983,244. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year To Date 2001, Second Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to June 29, 2001 were $4,169,011, $2,984,351 and $16,961,792, respectively. Redemptions of general interests for Year To Date 2001 and for the period from June 10, 1998 (commencement of operations) to June 29, 2001 were $33,538 and $149,775, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 29, 2001, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Since Series B's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series B's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series B's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series B's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series B and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series B's futures and forward contracts.

   Series B does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of June 29, 2001 was $112.32, a decrease of 7.84% from the December 31, 2000 net asset value per Interest of $121.87 and a decrease of 8.91% from the March 30, 2001 net asset value per Interest of $123.31. Past performance is not necessarily indicative of future results.

   Series B's gross trading losses were approximately $775,000 and $1,144,000 during Year To Date 2001 and Second Quarter 2001, respectively, compared to $1,399,000 and $778,000 for Year To Date 2000 and Second Quarter 2000, respectively. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's Second Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed1s recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for Series B.

   Currencies (-): After a strong start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen and short euro/yen cross-rate positions resulted in losses. The euro declined against the U.S. dollar, Swiss franc and other foreign currencies amid fears of weakening European economies resulting in losses for long positions.

   Metals (-): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Long gold positions incurred losses for Series B. Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Short copper and aluminum positions resulted in losses.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. Nikkei Dow and DAX positions resulted in losses for Series B.

   Energies (+): Short crude oil positions resulted in gains as increased inventories and weakening demand drove prices downward.

   Decreases in interest income, commissions and management fees during Year To Date 2001 as compared to Year To Date 2000 and Second Quarter 2001 as compared to Second Quarter 2000 are primarily due to the effect of redemptions during 2000 and 2001 on Series B's weekly net asset values offset, in part, by contributions received, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased by approximately $313,000 and $193,000 during Year To Date 2001 as compared to Year To Date 2000 and Second Quarter 2001 as compared to Second Quarter 2000, respectively, due to the decrease in average net asset levels discussed above as well as lower overall interest rates during 2001 versus 2000.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by approximately $321,000 and $166,000 during Year To Date 2001 as compared to Year To Date 2000 and Second Quarter 2001 as compared to Second Quarter 2000, respectively, due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by approximately $83,000 and $43,000 during Year To Date 2001 as compared to Year To Date 2000 and Second Quarter 2001 as compared to Second Quarter 2000, respectively, due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the Trading Advisor. Series B did not incur an incentive fee during Year To Date 2001 or Year To Date 2000.

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

Item 5. Other Information-- None

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino              Date: August 10, 2001
     ----------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11