Form 10-Q
period 2001-09-30
WORLD MONITOR TRUST SERIES B
filed 2001-11-09
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 28,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $11,300,263      $15,726,465
Net unrealized gain on open futures contracts                              772,028        2,066,876
Accrued interest receivable                                                    621          --
Subscriptions receivable                                                   --                 3,042
                                                                      -------------     ------------
Total assets                                                           $12,072,912      $17,796,383
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    69,381      $   129,068
Redemptions payable                                                         64,232           34,170
Management fees payable                                                     18,200           34,053
                                                                      -------------     ------------
Total liabilities                                                          151,813          197,291
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (103,819.405 and 142,903.342 interests
  outstanding)                                                          11,784,883       17,416,280
General interests (1,200 and 1,500 interests outstanding)                  136,216          182,812
                                                                      -------------     ------------
Total trust capital                                                     11,921,099       17,599,092
                                                                      -------------     ------------
Total liabilities and trust capital                                    $12,072,912      $17,796,383
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    113.51      $    121.87
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period      For the period      For the period      For the period
                                        from                from                from                from
                                   January 1, 2001     January 1, 2000      June 30, 2001       July 1, 2000
                                         to                  to                  to                  to
                                    September 28,       September 29,       September 28,       September 29,
                                        2001                2000                2001                2000
---------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  futures contracts                  $   798,328         $(3,824,545)         $(302,367)         $(3,166,943)
Change in net unrealized
  gain/loss on open futures
  contracts                           (1,294,848)           (435,928)           580,754              305,366
Interest income                          501,251           1,010,006            106,664              302,323
                                  -----------------   -----------------   -----------------   -----------------
                                           4,731          (3,250,467)           385,051           (2,559,254)
                                  -----------------   -----------------   -----------------   -----------------
EXPENSES
Commissions                              816,708           1,252,494            230,600              345,771
Management fees                          210,452             322,722             59,422               89,099
                                  -----------------   -----------------   -----------------   -----------------
                                       1,027,160           1,575,216            290,022              434,870
                                  -----------------   -----------------   -----------------   -----------------
Net income (loss)                    $(1,022,429)        $(4,825,683)         $  95,029          $(2,994,124)
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                    $(1,009,371)        $(4,768,025)         $  93,597          $(2,959,754)
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
General interests                    $   (13,058)        $   (57,658)         $   1,432          $   (34,370)
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
INTEREST
Net income (loss) per weighted
  average limited and general
  interest                           $     (8.29)        $    (25.13)         $     .87          $    (17.32)
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
Weighted average number of
  limited and general interests
  outstanding                            123,344             192,015            109,360              172,860
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------

---------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000            144,403.342     $17,416,280     $182,812      $17,599,092
Contributions                                 4,970.973         571,284           --          571,284
Net loss                                                     (1,009,371)     (13,058 )     (1,022,429)
Redemptions                                 (44,354.910)     (5,193,310)     (33,538 )     (5,226,848)
                                            -----------     -----------     ---------     -----------
Trust capital--September 28, 2001           105,019.405     $11,784,883     $136,216      $11,921,099
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               September 28, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series B ('Series B') as of September 28, 2001 and the results of its operations for the periods from January 1, 2001 to September 28, 2001 ('Year To Date 2001'), January 1, 2000 to September 29, 2000 ('Year To Date 2000'), June 30, 2001 to September 28, 2001 ('Third Quarter 2001') and July 1, 2000 to September 29, 2000 ('Third Quarter 2000'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   The costs charged to Series B for brokerage services for Year To Date 2001, Year To Date 2000, Third Quarter 2001 and Third Quarter 2000 were $816,708, $1,252,494, $230,600 and $345,771, respectively.

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

   As of September 28, 2001, a non-U.S. affiliate of the Managing Owner owns
148.095 limited interests of Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 28, 2001, such segregated assets totalled $8,891,257. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $3,181,034 at September 28, 2001.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including Series B, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series B were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 28, 2001, all open futures contracts mature within six months.

   The following table presents the fair value of futures contracts at September 28, 2001 and December 31, 2000:

                                                              2001                          2000
                                                    ------------------------     --------------------------
                                                     Assets      Liabilities       Assets       Liabilities
                                                    --------     -----------     ----------     -----------
Domestic exchanges
  Stock indices                                     $ 29,990       $   925       $       --      $       --
  Interest rates                                     388,981            --          723,113              --
  Currencies                                          12,844        54,688          821,048              --
  Commodities                                         37,180            --           46,950          16,720
Foreign exchanges
  Stock indices                                       13,281         1,593           55,607              --
  Interest rates                                     167,508            --          523,732              --
  Commodities                                        179,450            --              556          87,410
                                                    --------     -----------     ----------     -----------
                                                    $829,234       $57,206       $2,171,006      $  104,130
                                                    --------     -----------     ----------     -----------
                                                    --------     -----------     ----------     -----------

D. Financial Highlights

                                                           Year To Date 2001     Third Quarter 2001
                                                           ------------------    ------------------
     Performance per Interest
        Net asset value, beginning of period                    $ 121.87              $ 112.32
                                                           ------------------    ------------------
        Net realized gain (loss) and change in net
           unrealized gain/loss on commodity
           transactions                                            (4.00)                 2.88
        Interest income                                             3.96                   .97
        Expenses                                                   (8.32)                (2.66)
                                                           ------------------    ------------------
        Increase (decrease) for the period                         (8.36)                 1.19
                                                           ------------------    ------------------
        Net asset value, end of period                          $ 113.51              $ 113.51
                                                           ------------------    ------------------
                                                           ------------------    ------------------

     Total return                                                  (6.86)%                1.06%

     Ratio to average net assets
        Interest income                                             4.72%                 3.59%
        Expenses                                                    9.67%                 9.75%

                                       6

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to September 28, 2001 resulted in additional gross proceeds to Series B of $24,145,043. Additional Interests of Series B will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $33,000,000 is sold.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year To Date 2001, Third Quarter 2001 and for the period from June 10, 1998 (commencement of operations) to September 28, 2001 were $5,193,310, $1,024,299 and $17,986,091, respectively. Redemptions of general interests for Year To Date 2001 (all during the period from March 31, 2001 to June 29, 2001) and for the period from June 10, 1998 (commencement of operations) to September 28, 2001 were $33,538 and $149,775, respectively. Additionally, Interests owned in one series of World Monitor Trust (Series A, B and C) may be exchanged, without charge, for Interests of one or more other series of World Monitor Trust on a weekly basis for as long as Interests in those series are being offered to the public. Since Interests in Series A are no longer being offered, participants can no longer exchange their Interests from Series B and/or Series C into Series A; however, participants can currently continue to exchange their Interests from Series A to Series B and/or Series C. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 28, 2001, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted Series B's trading advisor who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 28, 2001 was $113.51, a decrease of 6.86% from the December 31, 2000 net asset value per Interest of $121.87 and an increase of 1.06% from the June 29, 2001 net asset value per Interest of $112.32. Past performance is not necessarily indicative of future results.

   Series B's gross trading gains (losses) were approximately $(497,000) and $278,000 during Year To Date 2001 and Third Quarter 2001, respectively, compared to $(4,260,000) and $(2,862,000) for Year To Date 2000 and Third Quarter 2000, respectively. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's Third Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and Swiss National Central Bank who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:
                                       8

   Stock indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the NASDAQ, Euro DAX, and S&P 500 resulted in gains for Series B.

   Interest rates (+): Long European and Japanese bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Metals (+): Short copper and aluminum positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Currencies (-): Short Swiss franc and New Zealand dollar/U.S. dollar cross-rate positions resulted in losses for Series B as these currencies strengthened against the U.S. dollar. The U.S. dollar continued to decline against foreign currencies after September 11th as investors sought to decrease their exposure to the dollar. Long Japanese yen positions resulted in losses as the Bank of Japan intervened to stop the recent appreciation of the yen in response to concerns regarding Japanese exports.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long crude oil and natural gas positions resulted in losses.

   Decreases in interest income, commissions and management fees during Year To Date 2001 as compared to Year To Date 2000 and Third Quarter 2001 as compared to Third Quarter 2000 are primarily due to the effect of redemptions as well as unfavorable trading performance during 2000 and 2001 on Series B's weekly net asset values offset, in part, by contributions received, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased by approximately $509,000 and $196,000 during Year To Date 2001 as compared to Year To Date 2000 and Third Quarter 2001 as compared to Third Quarter 2000, respectively, due to the decrease in average net asset levels discussed above as well as lower overall interest rates during 2001 versus 2000.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by approximately $436,000 and $115,000 during Year To Date 2001 as compared to Year To Date 2000 and Third Quarter 2001 as compared to Third Quarter 2000, respectively, due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by approximately $112,000 and $30,000 during Year To Date 2001 as compared to Year To Date 2000 and Third Quarter 2001 as compared to Third Quarter 2000, respectively, due to the decrease in average net asset levels as discussed above.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       11