Form 10-Q
period 2002-05-13
WORLD MONITOR TRUST SERIES B
filed 2002-05-13
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 29,       December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 9,941,973      $10,752,455
Net unrealized gain (loss) on open futures contracts                       148,637          (18,407 )
Accrued interest receivable                                                  1,106               --
                                                                      -------------     ------------
Total assets                                                           $10,091,716      $10,734,048
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    72,988      $    68,108
Redemptions payable                                                         36,278          110,284
Management fees payable                                                     19,184           17,858
                                                                      -------------     ------------
Total liabilities                                                          128,450          196,250
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (92,871.551 and 95,859.349 interests
  outstanding)                                                           9,836,172       10,407,513
General interests (1,200 interests outstanding)                            127,094          130,285
                                                                      -------------     ------------
Total trust capital                                                      9,963,266       10,537,798
                                                                      -------------     ------------
Total liabilities and trust capital                                    $10,091,716      $10,734,048
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    105.91      $    108.57
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 29, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                        Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $   (8,554)                         $       --
  Interest rates                                                     --                              59,973
  Currencies                                                    (16,800)                             17,755
  Commodities                                                    49,056                            (251,248)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased               0.24%             23,702           (1.64)%          (173,520)
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                  13,210                              (1,200)
  Interest rates                                                 35,403                                  --
  Currencies                                                     24,125                             379,750
  Commodities                                                    52,197                            (223,437)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            1.25             124,935            1.47             155,113
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                         1.49%         $  148,637           (0.17)%        $  (18,407)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  Euro                                         0.30%             29,974            0.13%         $   13,461
  Japanese yen                                   --                  --            0.05               5,542
  U.S. dollar                                  1.19             118,663           (0.35)            (37,410)
                                             ------        --------------        ------        --------------
     Total                                     1.49%         $  148,637           (0.17)%        $  (18,407)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period from    For the period from
                                                                January 1, 2002        January 1, 2001
                                                                       to                     to
                                                                 March 29, 2002         March 30, 2001
---------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on futures contracts                     $   (235,344)          $  1,947,929
Change in net unrealized gain/loss on open futures contracts           167,044             (1,578,961)
Interest income                                                         56,055                242,503
                                                              --------------------   --------------------
                                                                       (12,245)               611,471
                                                              --------------------   --------------------
EXPENSES
Commissions                                                            192,058                328,132
Management fees                                                         49,492                 84,557
                                                              --------------------   --------------------
                                                                       241,550                412,689
                                                              --------------------   --------------------
Net income (loss)                                                 $   (253,795)          $    198,782
                                                              --------------------   --------------------
                                                              --------------------   --------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                 $   (250,604)          $    196,636
                                                              --------------------   --------------------
                                                              --------------------   --------------------
General interests                                                 $     (3,191)          $      2,146
                                                              --------------------   --------------------
                                                              --------------------   --------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                            $      (2.65)          $       1.40
                                                              --------------------   --------------------
                                                              --------------------   --------------------
Weighted average number of limited and general
  interests outstanding                                                 95,922                141,794
                                                              --------------------   --------------------
                                                              --------------------   --------------------
---------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001             97,059.349     $10,407,513     $130,285      $10,537,798
Contributions                                   364.034          38,300           --           38,300
Net loss                                                       (250,604)      (3,191 )       (253,795)
Redemptions                                  (3,351.832)       (359,037)          --         (359,037)
                                            -----------     -----------     ---------     -----------
Trust capital--March 29, 2002                94,071.551     $ 9,836,172     $127,094      $ 9,963,266
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 29, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series B ('Series B') as of March 29, 2002 and the results of its operations for the periods from January 1, 2002 to March 29, 2002 ('First Quarter 2002') and January 1, 2001 to March 30, 2001 ('First Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series B's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

   On February 25, 2002, the Managing Owner elected to suspend the offering of Interests in Series B and World Monitor Trust--Series C ('Series C') upon the expiration of current selling registrations. The registrations expired in many states on March 24, 2002 and all registrations expired by April 30, 2002.

B. Related Parties

   The Managing Owner of Series B is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series B, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to the costs of offering Series B's Interests as well as its routine operational, administrative, legal and auditing costs.

   The costs charged to Series B for brokerage services for First Quarter 2002 and First Quarter 2001 were $192,058, and $328,132, respectively.

   All of the proceeds of the offering of Series B were received in the name of Series B and were deposited in trading or cash accounts at PSI, Series B's commodity broker. Series B's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series B is permitted to trade. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   As of March 29, 2002, a non-U.S. affiliate of the Managing Owner owned
148.095 limited interests of Series B.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series B's net assets being traded, significantly exceeds Series B's future cash requirements since Series B intends to close out its open positions prior to settlement. As a result, Series B is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series B considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series B's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series B enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series B to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series B holds and the liquidity and inherent volatility of the markets in which Series B trades.

Credit risk

   When entering into futures or forward contracts, Series B is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series B enters into forward transactions, the sole counterparty is PSI, Series B's commodity broker. Series B has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series B's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series B.

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

   PSI, when acting as Series B's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 29, 2002, such segregated assets totalled $7,114,854.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $2,975,756 at March 29, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 29, 2002, all open futures contracts mature within six months.

D. Financial Highlights

                                                        First Quarter 2002      First Quarter 2001
                                                        ------------------      ------------------
        Performance per Interest
           Net asset value, beginning of period              $ 108.57                $ 121.87
           Net realized gain (loss) and change in
              net unrealized gain/loss
              on commodity transactions                         (0.73)                   2.64
           Interest income                                       0.59                    1.71
           Expenses                                             (2.52)                  (2.91)
                                                        ------------------      ------------------
           Increase (decrease) for the period                   (2.66)                   1.44
                                                        ------------------      ------------------
           Net asset value, end of period                    $ 105.91                $ 123.31
                                                        ------------------      ------------------
                                                        ------------------      ------------------

        Total return                                            (2.45)%                  1.18%

        Ratio to average net assets (annualized)
           Interest income                                       2.19%                   5.60%
           Expenses                                              9.42%                   9.54%

These financial highlights represent the overall results of Series B during First Quarter 2002 and First Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering during First Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to March 29, 2002 resulted in additional gross proceeds to Series B of $38,300 and $24,383,444, respectively. The Managing Owner elected to suspend the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, Series B and Series C do not anticipate receiving additional contributions, and Interests owned in one series of World Monitor Trust may no longer be exchanged for the Interests of one or more other Series.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to March 29, 2002 were $359,037 and $19,415,837, respectively. While there were no redemptions of general interests for First Quarter 2002, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to March 29, 2002 totalled $149,775. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 29, 2002, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Results of Operations

   The net asset value per Interest as of March 29, 2002 was $105.91, a decrease of 2.45% from the December 31, 2001 net asset value per Interest of $108.57. Past performance is not necessarily indicative of future results.

   Series B's gross trading gains (losses) were $(68,000) during First Quarter 2002 compared to $369,000 for the corresponding period in the prior year. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's First Quarter 2002 trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell as well amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Interest rates (-): Global bond markets fell on speculation of economic growth and news in March that the U.S. Federal Reserve shifted their view on the economy from weak to neutral. Long positions in U.S., Japanese and European bonds incurred losses.

   Currencies (-): Short Japanese yen and euroyen positions incurred losses as the yen was bolstered by the repatriation of capital in anticipation of Japan's March 31st fiscal year-end. Swiss franc positions resulted in losses for Series B as the U.S. dollar rallied on positive economic news.

   Stock indices (-): Short positions in the Nikkei Dow, Nasdaq, S&P500 and Euro DAX resulted in losses as equity indices rose amid hopes for an economic recovery.

   Energies (+): Energy prices rose as the conflict in the Middle East intensified resulting in gains for long crude oil and natural gas positions.

   Metals (+): Precious metals rallied due to uncertainty in world economic markets, conflict in the Middle East and the desire of Japanese investors to hold gold due to weakness in the Japanese economy. Long gold positions resulted in gains. Base metals climbed as global economic activity showed signs of recovery. Long positions in copper and aluminum resulted in gains.

   Decreases in interest income, commissions and management fees during First Quarter 2002 as compared to First Quarter 2001 are primarily due to the effect of redemptions as well as unfavorable trading performance during 2001 on Series B's weekly net asset values offset, in part, by contributions received, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased by $186,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in average net asset levels discussed above as well as lower overall interest rates during 2002 versus 2001.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by $136,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by $35,000 during First Quarter 2002 as compared to First Quarter 2001 due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the Trading Advisor. Series B did not incur an incentive fee during First Quarter 2002 or First Quarter 2001.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 13, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer
                                       12