Form 10-Q
period 2002-09-27
WORLD MONITOR TRUST SERIES B
filed 2002-11-12
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 27, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK __

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)

                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 27,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 9,797,466      $10,752,455
Net unrealized gain (loss) on open futures contracts                       412,300          (18,407 )
Accrued interest receivable                                                 16,322          --
                                                                      -------------     ------------
Total assets                                                           $10,226,088      $10,734,048
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    58,937      $    68,108
Management fees payable                                                     15,648           17,858
Redemptions payable                                                        --               110,284
                                                                      -------------     ------------
Total liabilities                                                           74,585          196,250
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (78,793.819 and 95,859.349 interests
  outstanding)                                                          10,038,371       10,407,513
General interests (888 and 1,200 interests outstanding)                    113,132          130,285
                                                                      -------------     ------------
Total trust capital                                                     10,151,503       10,537,798
                                                                      -------------     ------------
Total liabilities and trust capital                                    $10,226,088      $10,734,048
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    127.40      $    108.57
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)

                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  September 27, 2002                  December 31, 2001
                                           --------------------------------    --------------------------------
                                           Net Unrealized                      Net Unrealized
                                            Gain (Loss)                         Gain (Loss)
                                             as a % of       Net Unrealized      as a % of       Net Unrealized
Futures Contracts                          Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
---------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                                $205,003                           $   59,973
  Currencies                                                      62,943                               17,755
  Commodities                                                   (101,202)                            (251,248)
                                                             --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts purchased                 1.64%           166,744            (1.64)%          (173,520)
                                                             --------------                      --------------
Futures contracts sold:
  Stock indices                                                   82,943                               (1,200)
  Currencies                                                          --                              379,750
  Commodities                                                    162,613                             (223,437)
                                                             --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                      2.42            245,556             1.47             155,113
                                               ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     futures contracts                           4.06%          $412,300            (0.17)%        $  (18,407)
                                               ------        --------------        ------        --------------
                                               ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  Euro                                           1.61%          $163,620             0.13%         $   13,461
  Japanese yen                                   0.01                532             0.05               5,542
  Australian dollar                             (0.04)            (4,512)              --                  --
  U.S. dollar                                    2.48            252,660            (0.35)            (37,410)
                                               ------        --------------        ------        --------------
     Total                                       4.06%          $412,300            (0.17)%        $  (18,407)
                                               ------        --------------        ------        --------------
                                               ------        --------------        ------        --------------
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

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the period      For the period      For the period      For the period
                                        from                from                from                from
                                   January 1, 2002     January 1, 2001      June 29, 2002       June 30, 2001
                                         to                  to                  to                  to
                                    September 27,       September 28,       September 27,       September 28,
                                        2002                2001                2002                2001
---------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  futures contracts                  $ 1,783,092         $   798,328         $ 1,432,197          $(302,367)
Change in net unrealized
  gain/loss on open futures
  contracts                              430,707          (1,294,848)           (247,282)           580,754
Interest income                          166,510             501,251              55,765            106,664
                                  -----------------   -----------------   -----------------   -----------------
                                       2,380,309               4,731           1,240,680            385,051
                                  -----------------   -----------------   -----------------   -----------------
EXPENSES
Commissions                              584,812             816,708             202,319            230,600
Management fees                          150,700             210,452              52,135             59,422
                                  -----------------   -----------------   -----------------   -----------------
                                         735,512           1,027,160             254,454            290,022
                                  -----------------   -----------------   -----------------   -----------------
Net income (loss)                    $ 1,644,797         $(1,022,429)        $   986,226          $  95,029
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                    $ 1,623,524         $(1,009,371)        $   973,872          $  93,597
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
General interests                    $    21,273         $   (13,058)        $    12,354          $   1,432
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND GENERAL
INTEREST
Net income (loss) per weighted
  average limited and general
  interest                           $     18.05         $     (8.29)        $     11.56          $     .87
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------
Weighted average number of
  limited and general interests
  outstanding                             91,135             123,344              85,302            109,360
                                  -----------------   -----------------   -----------------   -----------------
                                  -----------------   -----------------   -----------------   -----------------

---------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                             INTERESTS       INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001             97,059.349     $10,407,513     $130,285      $10,537,798
Contributions                                   378.869          39,871           --           39,871
Net income                                                    1,623,524       21,273        1,644,797
Redemptions                                 (17,756.399)     (2,032,537)     (38,426 )     (2,070,963)
                                            -----------     -----------     ---------     -----------
Trust capital--September 27, 2002            79,681.819     $10,038,371     $113,132      $10,151,503
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)

                         NOTES TO FINANCIAL STATEMENTS
                               September 27, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series B ('Series B') as of September 27, 2002 and December 31, 2001 and the results of its operations for the periods from January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), June 29, 2002 to September 27, 2002 ('Third Quarter 2002') and June 30, 2001 to September 28, 2001 ('Third Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series B is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series B, which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay the costs of these services in addition to Series B's routine operational, administrative, legal and auditing costs. Additionally, PSI or its affiliates paid the costs associated with offering Series B's Interests.

   The costs charged to Series B for brokerage services for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 were $584,812, $816,708, $202,319 and $230,600, respectively.

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

Credit risk

   When entering into futures or forward contracts, Series B is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series B enters into forward transactions, the sole counterparty is PSI, Series B's commodity broker. Series B has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance on all of Series B's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series B's contracts may result in greater loss than nonperformance on all of Series B's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series B.

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

   PSI, when acting as the futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 27, 2002, such segregated assets totalled $6,369,671. Part
30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $3,840,095 at September 27, 2002.

   As of September 27, 2002, Series B's open futures contracts mature within six months.

D. Financial Highlights

                                    Year-To-Date    Year-To-Date    Third Quarter     Third Quarter
                                        2002            2001             2002              2001
                                    ------------    ------------    --------------    --------------
   Performance per Interest
      Net asset value, beginning
      of period                       $ 108.57        $ 121.87         $ 116.00          $ 112.32
                                    ------------    ------------    --------------    --------------
      Net realized gain (loss)
         and change in net
         unrealized gain/loss on
         commodity transactions          25.11           (4.00)           13.74              2.88
      Interest income                     1.84            3.96             0.66               .97
      Expenses                           (8.12)          (8.32)           (3.00)            (2.66)
                                    ------------    ------------    --------------    --------------
      Increase (decrease) for the
      period                             18.83           (8.36)           11.40              1.19
                                    ------------    ------------    --------------    --------------
      Net asset value, end of
      period                          $ 127.40        $ 113.51         $ 127.40          $ 113.51
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------
   Total return                          17.34%          (6.86)%           9.83%             1.06%

   Ratio to average net assets
     (annualized)
      Interest income                     2.19%           4.72%            2.15%             3.59%
      Expenses                            9.67%           9.67%            9.82%             9.75%

   These financial highlights represent the overall results of Series B during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Interests in Series B continued to be offered weekly and resulted in additional gross proceeds to Series B of $24,385,015. The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. Additionally, Series A achieved its subscription maximum of $34,000,000 during November 1999. As such, Interests in one series of World Monitor Trust may no longer be exchanged for Interests of one or more other series of World Monitor Trust.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2002, Third Quarter 2002 and for the period from June 10, 1998 (commencement of operations) to September 27, 2002 were $2,032,537, $1,280,874 and $21,089,337, respectively. Redemptions of general interests for Year-To-Date 2002 and for the period from June 10, 1998 (commencement of operations) to September 27, 2002 were $38,426 and $188,201, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 27, 2002, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

   Since Series B's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series B's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series B's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series B's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series B and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with Series B's futures and forward contracts.

   Series B does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of September 27, 2002 was $127.40, an increase of 17.34% from the December 31, 2001 net asset value per Interest of $108.57 and an increase of 9.83% from the June 28, 2002 net asset value per Interest of $116.00. Past performance is not necessarily indicative of future results.

   Series B's trading gains (losses) before commissions were approximately $2,214,000 and $1,185,000 during Year-To-Date 2002 and Third Quarter 2002, respectively, compared to $(497,000) and $278,000 for

Year-To-Date 2001 and Third Quarter 2001, respectively. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's Third Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., European and Japanese bonds resulted in gains.

   Indices (+): Short positions in the S&P 500, Euro DAX and NASDAQ resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq and seasonal demand pressure. Long natural gas positions resulted in gains.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long euro, Japanese yen, Swiss franc and Australian dollar positions.

   Metals (-): Weak economic conditions caused price declines in industrial metals resulting in losses in long copper positions. Short gold positions incurred losses as precious metal prices rose in response to uncertainty in the Middle East and the weak global economy.

   Decreases in interest income, commissions and management fees during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001 are primarily due to the effect of redemptions as well as unfavorable trading performance during 2001 on Series B's weekly net asset values offset, in part, by contributions received and favorable trading performance during Year-To-Date 2002, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased by approximately $335,000 and $51,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001, respectively, due to the decrease in average net asset levels discussed above as well as lower overall interest rates during 2002 versus 2001.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by approximately $232,000 and $28,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001, respectively, due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by approximately $60,000 and $7,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001, respectively, due to the decrease in average net asset levels as discussed above.

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

ITEM 4. CONTROLS AND PROCEDURES

   Within 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series B's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series B's disclosure controls and procedures are effective. There were no significant changes in Series B's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits--
            3.1
            and
            4.1-- Second Amended and Restated Declaration of Trust and Trust
                  Agreement of World Monitor Trust dated as of March 17, 1998 (incorporated by reference to Exhibits 3.1 and 4.1 to Series B's Registration Statement on Form S-1, File No. 333-43041)

            4.2-- Form of Request for Redemption (incorporated by reference to
                  Exhibit 4.2 to Series B's Registration Statement on Form S-1, File No. 333-43041)

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust--Series B ('Series B');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series B as of, and for, the periods presented in this quarterly report;

   4. Series B's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series B and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series B, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series B's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series B's other certifying officers and I have disclosed, based on our most recent evaluation, to Series B's auditors and the board of directors of the managing owner of Series B:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series B's ability to record, process, summarize and report financial data and have identified for Series B's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series B's internal controls; and

   6. Series B's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002               /s/ Eleanor L. Thomas
                                       --------------------------------------
                                       Eleanor L. Thomas
                                       President (chief executive officer)
                                        of the managing owner of Series B

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust--Series B ('Series B');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series B as of, and for, the periods presented in this quarterly report;

   4. Series B's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series B and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series B, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series B's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series B's other certifying officers and I have disclosed, based on our most recent evaluation, to Series B's auditors and the board of directors of the managing owner of Series B:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series B's ability to record, process, summarize and report financial data and have identified for Series B's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series B's internal controls; and

   6. Series B's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002               /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                        of the managing owner of Series B