Form 10-Q
period 2003-03-28
WORLD MONITOR TRUST SERIES B
filed 2003-05-12
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 28, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 28,      December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                      $9,832,886      $8,801,236
Net unrealized (loss) gain on open futures contracts                       (51,118)        386,286
Net unrealized gain on open forward contracts                                   --         138,419
Accrued interest receivable                                                 11,934              --
                                                                        ----------     ------------
Total assets                                                            $9,793,702      $9,325,941
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Net unrealized loss on open forward contracts                           $  118,196      $       --
Commissions payable                                                         56,926          60,800
Redemptions payable                                                         36,324              --
Management fees payable                                                     11,200          15,911
                                                                        ----------     ------------
Total liabilities                                                          222,646          76,711
                                                                        ----------     ------------
Commitments

Trust capital
Limited interests (74,032.543 and 76,607.531 interests outstanding)      9,457,614       9,143,245
General interests (888.000 interests outstanding)                          113,442         105,985
                                                                        ----------     ------------
Total trust capital                                                      9,571,056       9,249,230
                                                                        ----------     ------------
Total liabilities and trust capital                                     $9,793,702      $9,325,941
                                                                        ----------     ------------
                                                                        ----------     ------------

Net asset value per limited and general interest ('Interests')          $   127.75      $   119.35
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 28, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $   13,520                           $     --
  Interest rates                                                 (4,677)                           260,697
  Currencies                                                         --                            144,825
  Commodities                                                  (108,943)                            (3,277)
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts purchased              (1.04)%          (100,100)           4.35%           402,245
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                 (16,449)                            19,803
  Interest rates                                                (19,522)                                --
  Commodities                                                    84,953                            (35,762)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    0.51              48,982           (0.17)           (15,959)
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (0.53)%        $  (51,118)           4.18%          $386,286
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased          (0.87)%        $  (83,346)           1.66%          $153,111
Forward currency contracts sold               (0.36)            (34,850)          (0.16)           (14,692)
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     forward contracts                        (1.23)%        $ (118,196)           1.50%          $138,419
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  Euro                                        (0.08)%        $   (8,019)           1.42%          $131,347
  Japanese yen                                (0.22)            (20,546)           0.27             25,184
  Australian dollar                           (0.05)             (5,052)           0.77             70,714
  U.S. dollar                                 (0.18)            (17,501)           1.72            159,041
                                             ------        --------------        ------        --------------
     Total                                    (0.53)%        $  (51,118)           4.18%          $386,286
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  Japanese yen                                (0.01)%        $     (947)          (0.34)%         $(31,459)
  U.S. dollar                                 (1.22)           (117,249)           1.84            169,878
                                             ------        --------------        ------        --------------
     Total                                    (1.23)%        $ (118,196)           1.50%          $138,419
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              For the period from    For the period from
                                                                January 1, 2003        January 1, 2002
                                                                       to                     to
                                                                 March 28, 2003         March 29, 2002
---------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                 $1,539,130             $ (235,344)
Change in net unrealized gain/loss on open commodity
  positions                                                          (694,019)               167,044
Interest income                                                        33,514                 56,055
                                                              --------------------   --------------------
                                                                      878,625                (12,245)
                                                              --------------------   --------------------
EXPENSES
Commissions                                                           180,861                192,058
Management fees                                                        46,605                 49,492
                                                              --------------------   --------------------
                                                                      227,466                241,550
                                                              --------------------   --------------------
Net income (loss)                                                  $  651,159             $ (253,795)
                                                              --------------------   --------------------
                                                              --------------------   --------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                  $  643,702             $ (250,604)
                                                              --------------------   --------------------
                                                              --------------------   --------------------
General interests                                                  $    7,457             $   (3,191)
                                                              --------------------   --------------------
                                                              --------------------   --------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
AND GENERAL INTEREST
Net income (loss) per weighted average limited
  and general interest                                             $     8.53             $    (2.65)
                                                              --------------------   --------------------
                                                              --------------------   --------------------
Weighted average number of limited and general
  interests outstanding                                                76,342                 95,922
                                                              --------------------   --------------------
                                                              --------------------   --------------------
---------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               77,495.531     $9,143,245     $105,985      $9,249,230
Net income                                                       643,702        7,457         651,159
Redemptions                                    (2,574.988)      (329,333)          --        (329,333)
                                               ----------     ----------     ---------     ----------
Trust capital--March 28, 2003                  74,920.543     $9,457,614     $113,442      $9,571,056
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 28, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series B ('Series B') as of March 28, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to March 28, 2003 ('First Quarter 2003') and January 1, 2002 to March 29, 2002 ('First Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series B's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

   The Managing Owner suspended the offering of Interests in Series B and World Monitor Trust--Series C ('Series C') upon the expiration of selling registrations, which expired by April 30, 2002.

B. Related Parties

   The Managing Owner of Series B is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. The Managing Owner or its affiliates perform services for Series B which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PSI or its affiliates pay all costs of these services in addition to Series B's routine operational, administrative, legal and auditing costs. Additionally, PSI or its affiliates paid the costs associated with offering Series B's Interests.

   The costs charged to Series B for brokerage services for First Quarter 2003 and First Quarter 2002 were $180,861, and $192,058, respectively.

   All of the proceeds of the offering of Series B were received in the name of Series B and were deposited in trading or cash accounts at PSI, Series B's commodity broker. Series B's assets are maintained with PSI for margin purposes. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series B's net assets being traded, significantly exceeds Series B's future cash requirements since Series B intends to close out its open positions prior to settlement. As a result, Series B is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series B considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series B's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series B enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series B to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series B holds and the liquidity and inherent volatility of the markets in which Series B trades.

Credit risk

   When entering into futures or forward contracts, Series B is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series B as PSI, Series B's commodity broker, is the sole counterparty. Series B has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series B's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series B's contracts may result in greater loss than nonperformance on all of Series B's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series B.

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

   PSI, when acting as Series B's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At March 28, 2003, such segregated assets totalled $5,617,530. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series B related to foreign futures trading which totalled $4,164,238 at March 28, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 28, 2003, all of Series B's open futures and forward contracts mature within three months.

D. Financial Highlights

                                                        First Quarter 2003      First Quarter 2002
                                                        ------------------      ------------------
        Performance per Interest
           Net asset value, beginning of period              $ 119.35                $ 108.57
           Net realized gain (loss) and change in
              net unrealized gain/loss
              on commodity transactions                         10.95                   (0.73)
           Interest income                                       0.44                    0.59
           Expenses                                             (2.99)                  (2.52)
                                                        ------------------      ------------------
           Net increase (decrease) for the period                8.40                   (2.66)
                                                        ------------------      ------------------
           Net asset value, end of period                    $ 127.75                $ 105.91
                                                        ------------------      ------------------
                                                        ------------------      ------------------

        Total return                                             7.04%                  (2.45)%

        Ratio to average net assets (annualized)
           Interest income                                       1.39%                   2.19%
           Expenses                                              9.40%                   9.42%

These financial highlights represent the overall results of Series B during First Quarter 2003 and First Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series B commenced operations on June 10, 1998 with gross proceeds of $5,709,093 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from June 10, 1998 (commencement of operations) to April 30, 2002 resulted in additional gross proceeds to Series B of $24,385,015. The Managing Owner suspended the offering of Interests in Series B and Series C and allowed all selling registrations to expire by April 30, 2002. As such, Interests owned in one series of World Monitor Trust may no longer be exchanged for the Interests of one or more other Series.

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to March 28, 2003 were $329,333 and $21,677,012, respectively. While there were no redemptions of general interests for First Quarter 2003, redemptions of general interests for the period from June 10, 1998 (commencement of operations) to March 28, 2003 totalled $188,201. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 28, 2003, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PSI credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Results of Operations

   The net asset value per Interest as of March 28, 2003 was $127.75, an increase of 7.04% from the December 31, 2002 net asset value per Interest of $119.35. Past performance is not necessarily indicative of future results.

   Series B's trading gains (losses) before commissions were $845,000 during First Quarter 2003 compared to $(68,000) for the corresponding period in the prior year. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's First Quarter 2003 trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years, the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Interest rates: (+): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened Japanese, U.S. Treasury and European bond prices resulting in net gains for long positions.

   Energies (+): Long natural gas positions resulted in net gains as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Long Australian dollar/U.S. dollar positions resulted in net gains.

   Indices (+): Global equity markets declined throughout the quarter resulting in net gains for short positions in the Euro DAX and S&P 500 indexes.

   Metals (+): Short gold positions resulted in gains as gold prices declined from highs earlier in the year.

   Decreases in interest income, commissions and management fees during First Quarter 2003 as compared to First Quarter 2002 are primarily due to the effect of redemptions during 2003 and 2002 on Series B's weekly net asset values offset, in part, by favorable trading performance during 2002 and 2003, as further discussed below.

   Interest income is earned on the average net assets held at PSI and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased by $23,000 during First Quarter 2003 as compared to First Quarter 2002 due to the decrease in average net asset levels discussed above as well as lower overall interest rates during 2003 versus 2002.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by $11,000 during First Quarter 2003 as compared to First Quarter 2002 due to the decrease in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by $3,000 during First Quarter 2003 as compared to First Quarter 2002 due to the decrease in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the trading advisor. Series B did not incur an incentive fee during First Quarter 2003 or First Quarter 2002.

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

          4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series B's Registration Statement on Form S-1, File No. 333-43041)

          4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series B's Registration Statement on Form S-1, File No. 333-43041)

         99.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                      Date: May 12, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer
                                       12

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

Date:  May 12, 2003                  /s/ Eleanor L. Thomas
                                     --------------------------------------
                                     Eleanor L. Thomas
                                     President (chief executive officer)
                                     of the managing owner of Series B

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

Date:  May 12, 2003                   /s/ Steven Weinreb
                                      --------------------------------------
                                      Steven Weinreb
                                      Chief Financial Officer
                                      of the managing owner of Series B