Form 10-Q
period 2003-09-26
WORLD MONITOR TRUST SERIES B
filed 2003-11-10
CIK 1051823

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 26,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $ 9,078,813       $8,801,236
Net unrealized gain on open futures contracts                                5,047          386,286
Net unrealized gain on open forward contracts                               45,997          138,419
Accrued interest receivable                                                  7,450               --
                                                                      -------------     ------------
Total assets                                                           $ 9,137,307       $9,325,941
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable                                                    $    53,611       $   60,800
Redemptions payable                                                         39,755               --
Management fees payable                                                     14,123           15,911
                                                                      -------------     ------------
Total liabilities                                                          107,489           76,711
                                                                      -------------     ------------
Commitments

Trust capital
Limited interests (69,616.726 and 76,607.531 interests
  outstanding)                                                           8,934,844        9,143,245
General interests (740.000 and 888.000 interests outstanding)               94,974          105,985
                                                                      -------------     ------------
Total trust capital                                                      9,029,818        9,249,230
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 9,137,307       $9,325,941
                                                                      -------------     ------------
                                                                      -------------     ------------

Net asset value per limited and general interest ('Interests')         $    128.34       $   119.35
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 26, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                               $(24,068)                           $     --
  Interest rates                                                 2,779                             260,697
  Currencies                                                        --                             144,825
  Commodities                                                   26,045                              (3,277)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       0.05%             4,756             4.35%           402,245
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                     --                              19,803
  Commodities                                                      291                             (35,762)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    0.00                291            (0.17)           (15,959)
                                             ------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 0.05%          $  5,047             4.18%          $386,286
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased           1.00%          $ 89,852             1.66%          $153,111
Forward currency contracts sold               (0.49)           (43,855)           (0.16)           (14,692)
                                             ------        --------------        ------        --------------
     Net unrealized gain on forward
     contracts                                 0.51%          $ 45,997             1.50%          $138,419
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  Euro                                         0.02%          $  2,079             1.42%          $131,347
  Japanese yen                                   --                 --             0.27             25,184
  Australian dollar                              --                 --             0.77             70,714
  U.S. dollar                                  0.03              2,968             1.72            159,041
                                             ------        --------------        ------        --------------
     Total                                     0.05%          $  5,047             4.18%          $386,286
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  Japanese yen                                   --%          $     --            (0.34)%         $(31,459)
  U.S. dollar                                  0.51             45,997             1.84            169,878
                                             ------        --------------        ------        --------------
     Total                                     0.51%          $ 45,997             1.50%          $138,419
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the period    For the period    For the period    For the period
                                                 from              from              from              from
                                            January 1, 2003   January 1, 2002    June 28, 2003     June 29, 2002
                                                  to                to                to                to
                                             September 26,     September 27,     September 26,     September 27,
                                                 2003              2002              2003              2002
-----------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                $ 1,784,034       $ 1,783,092        $(348,363)       $ 1,432,197
Change in net unrealized gain/loss on open
  commodity positions                            (473,661)          430,707          233,332           (247,282)
Interest income                                    97,512           166,510           27,434             55,765
                                            ---------------   ---------------   ---------------   ---------------
                                                1,407,885         2,380,309          (87,597)         1,240,680
                                            ---------------   ---------------   ---------------   ---------------
EXPENSES
Commissions                                       549,985           584,812          178,821            202,319
Management fees                                   141,768           150,700           46,081             52,135
Incentive fees                                        519                --               --                 --
                                            ---------------   ---------------   ---------------   ---------------
                                                  692,272           735,512          224,902            254,454
                                            ---------------   ---------------   ---------------   ---------------
Net income (loss)                             $   715,613       $ 1,644,797        $(312,499)       $   986,226
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                             $   707,779       $ 1,623,524        $(309,248)       $   973,872
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
General interests                             $     7,834       $    21,273        $  (3,251)       $    12,354
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average
  limited and general interest                $      9.70       $     18.05        $   (4.39)       $     11.56
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------
Weighted average number of limited and
  general interests outstanding                    73,763            91,135           71,202             85,302
                                            ---------------   ---------------   ---------------   ---------------
                                            ---------------   ---------------   ---------------   ---------------

-----------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002               77,495.531     $9,143,245     $105,985      $9,249,230
Net income                                                       707,779        7,834         715,613
Redemptions                                    (7,138.805)      (916,180)     (18,845 )      (935,025)
                                               ----------     ----------     ---------     ----------
Trust capital--September 26, 2003              70,356.726     $8,934,844     $ 94,974      $9,029,818
                                               ----------     ----------     ---------     ----------
                                               ----------     ----------     ---------     ----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                         WORLD MONITOR TRUST--SERIES B
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               September 26, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust--Series B ('Series B') as of September 26, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to September 26, 2003 ('Year-To-Date 2003'), January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), June 28, 2003 to September 26, 2003 ('Third Quarter 2003') and June 29, 2002 to September 27, 2002 ('Third Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

   The Managing Owner suspended the offering of Interests in Series B and World Monitor Trust--Series C ('Series C') upon the expiration of selling registrations, which expired by April 30, 2002.

B. Related Parties

   The Managing Owner of Series B is a wholly-owned subsidiary of PEG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. The Managing Owner or its affiliates perform services for Series B which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PEG or its affiliates pay all costs of these services in addition to Series B's routine operational, administrative, legal and auditing costs. Additionally, PEG or its affiliates paid the costs associated with offering Series B's Interests.

   The costs charged to Series B for brokerage services for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002 were $549,985, $584,812, $178,821 and $202,319, respectively.

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

   PEG, when acting as Series B's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not permitted to commingle such assets with other assets of PEG. At September 26, 2003, such segregated assets totalled $1,228,792. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series B related to foreign futures trading which totalled $7,855,068 at September 26, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 26, 2003, all of Series B's open futures and forward contracts mature within six months.

D. Financial Highlights

                                      Year-To-Date   Year-To-Date   Third Quarter    Third Quarter
                                          2003           2002            2003             2002
                                      ------------   ------------   --------------   --------------
Performance per Interest
   Net asset value, beginning of
   period                               $ 119.35       $ 108.57        $ 132.74         $ 116.00
                                      ------------   ------------   --------------   --------------
   Net realized gain (loss) and
      change in net unrealized
      gain/loss on commodity
      transactions                         17.07          25.11           (1.62)           13.74
   Interest income                          1.32           1.84            0.38             0.66
   Expenses                                (9.40)         (8.12)          (3.16)           (3.00)
                                      ------------   ------------   --------------   --------------
   Net increase (decrease) for the
   period                                   8.99          18.83           (4.40)           11.40
                                      ------------   ------------   --------------   --------------
   Net asset value, end of period       $ 128.34       $ 127.40        $ 128.34         $ 127.40
                                      ------------   ------------   --------------   --------------
                                      ------------   ------------   --------------   --------------
Total return                                7.53%         17.34%          (3.31)%           9.83%

Ratio to average net assets
  (annualized)
   Interest income                          1.36%          2.19%           1.19%            2.15%
   Expenses, including 0.01% of
   incentive fees during
   Year-To-Date 2003                        9.65%          9.67%           9.73%            9.82%

These financial highlights represent the overall results of Series B during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

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

   Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Third Quarter 2003 and for the period from June 10, 1998 (commencement of operations) to September 26, 2003 were $916,180, $200,468 and $22,263,859, respectively. While there were no redemptions of general interests during the Third Quarter of 2003, redemptions of general interests for Year-To-Date 2003 and the period from June 10, 1998 (commencement of operations) to September 26, 2003 totalled $18,845 and $207,046, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 26, 2003, 100% of Series B's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which is used as margin for Series B's trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PEG credits Series B monthly with 100% of the interest it earns on the average net assets in Series B's accounts.

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

Results of Operations

   The net asset value per Interest as of September 26, 2003 was $128.34, an increase of 7.53% from the December 31, 2002 net asset value per Interest of $119.35 and a decrease of 3.31% from the June 27, 2003 net asset value per Interest of $132.74. Past performance is not necessarily indicative of future results.

   Series B's trading gains (losses) before commissions were $1,310,000 and $(115,000) during Year-To-Date 2003 and Third Quarter 2003, respectively, compared to $2,214,000 and $1,185,000 for the corresponding periods in the prior year. Due to the nature of Series B's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B's Third Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to dog the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the

Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Performance of Series B

   The following is a summary of performance for the major sectors in which Series B traded:

   Currencies (-): The strengthening of the Japanese yen due to the growing Japanese economy led to net losses for long euro/Japanese yen and British pound/Japanese yen cross-rate positions.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short light crude positions led to net losses. An increase in storage in June as well as a relatively cool summer led to a decline in natural gas prices and net losses for long positions.

   Interest Rates (-): As a result of improved world growth, global bond prices declined in every major developed bond market. Long European and U.S. Treasury bond positions resulted in net losses.

   Indices (+): Long Japanese Nikkei Dow, NASDAQ and German DAX index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Metals (+): Speculation that manufacturers will boost metal purchases increased base metal prices and led to net gains in long copper positions.

   Decreases in interest income, commissions and management fees during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002 are primarily due to the effect of redemptions during 2002 and 2003 on Series B's weekly net asset values offset, significantly, by favorable trading performance during 2002 and 2003, as further discussed below.

   Interest income is earned on the average net assets held at PEG and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased by approximately $69,000 and $28,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002, respectively, due to the lower overall interest rates during 2003 versus 2002. Additionally, interest income decreased during Year-To-Date 2003 and Third Quarter 2003 as compared to the respective periods in 2002 due to decreases in average net asset levels as discussed above.

   Commissions are calculated on Series B's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Commissions decreased by approximately $35,000 and $23,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002, respectively, due to decreases in average net asset levels as discussed above.

   All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the 'Trading Advisor'). Management fees are calculated on Series B's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased by $9,000 and $6,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002, respectively, due to decreases in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the Trading Advisor. Incentive fees during Year-To-Date 2003 were incurred during the period from March 29, 2003 to June 27, 2003 and totalled $519. Series B did not incur an incentive fee during Year-To-Date 2002.

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

   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner.

Item 2. Changes in Securities-- None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None.

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

WORLD MONITOR TRUST--SERIES B

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 10, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer