Form 10-Q
period 2004-06-25
WORLD MONITOR TRUST SERIES B
filed 2004-08-09
CIK 1051823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST—SERIES B

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 25, 2004	December 31, 2003
ASSETS
Cash in commodity trading accounts	$7,743,345	$8,761,551
Net unrealized gain (loss) on open futures contracts	(64,059)	335,623
Net unrealized gain on open forward contracts	—	126,396
Accrued interest receivable	6,199	—

Total assets	$7,685,485	$9,223,570

LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions payable	$45,445	$62,008
Net unrealized loss on open forward contracts	16,853	—
Redemptions payable	14,112	—
Management fees payable	11,799	16,066

Total liabilities	88,209	78,074

Commitments
Trust Capital
Limited interests (65,136.648 and 68,312.372 interests outstanding)	7,521,298	9,053,913
General interests (658 and 691 interests outstanding)	75,978	91,583

Total trust capital	7,597,276	9,145,496

Total liabilities and trust capital	$7,685,485	$9,223,570

Net asset value per limited and general interest (“Interests”)	$115.47	$132.54

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES B

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	June 25, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Stock indices		$28,601		$197,773
Interest rates		—		23,329
Commodities		(84,794)		207,487

Net unrealized gain (loss) on futures contracts purchased	(0.74)%	(56,193)	4.69%	428,589

Futures contracts sold:
Interest rates		(18,726)		—
Commodities		10,860		(92,966)

Net unrealized loss on futures contracts sold	(0.10)	(7,866)	(1.02)	(92,966)

Net unrealized gain (loss) on futures contracts	(0.84)%	$(64,059)	3.67%	$335,623

Forward currency contracts purchased	(0.83)%	$(63,151)	1.99%	$181,635
Forward currency contracts sold	0.61	46,298	(0.61)	(55,239)

Net unrealized gain (loss) on forward contracts	(0.22)%	$(16,853)	1.38%	$126,396

Settlement Currency—Futures Contracts
Canadian dollar	—%	$—	0.13%	$11,854
Euro	—	—	0.40	37,120
Hong Kong dollar	—	—	0.11	9,723
Japanese yen	0.32	23,950	—	—
U.S. dollar	(1.16)	(88,009)	3.03	276,926

Total	(0.84)%	$(64,059)	3.67%	$335,623

Settlement Currency—Forward Contracts
Japanese yen	(0.22)%	$(16,853)	0.39%	$35,387
U.S. dollar	—	—	0.99	91,009

Total	(0.22)%	$(16,853)	1.38%	$126,396

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES B

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from January 1, 2004 to June 25, 2004	For the period from January 1, 2003 to June 27, 2003	For the period from March 27, 2004 to June 25, 2004	For the period from March 29, 2003 to June 27, 2003
REVENUES
Net realized gain (loss) on commodity transactions	$(254,005)	$2,132,397	$(367,358)	$593,267
Change in net unrealized gain/loss on open commodity positions	(542,931)	(706,993)	(767,057)	(12,974)
Interest income	50,042	70,078	25,196	36,564

	(746,894)	1,495,482	(1,109,219)	616,857

EXPENSES
Commissions	323,443	371,164	154,798	190,303
Management fees	83,350	95,687	39,888	49,082
Incentive fees	—	519	—	519

	406,793	467,370	194,686	239,904

Net income (loss)	$(1,153,687)	$1,028,112	$(1,303,905)	$376,953

ALLOCATION OF NET INCOME (LOSS)
Limited interests	$(1,142,099)	$1,017,027	$(1,290,795)	$373,325

General interests	$(11,588)	$11,085	$(13,110)	$3,628

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income (loss) per weighted average limited and general interest	$(17.20)	$13.70	$(19.64)	$5.11

Weighted average number of limited and general interests outstanding	67,084	75,041	66,377	73,750

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL
Trust capital—December 31, 2003	69,003.372	$9,053,913	$91,583	$9,145,496
Net loss		(1,142,099)	(11,588)	(1,153,687)
Redemptions	(3,208.724)	(390,516)	(4,017)	(394,533)

Trust capital—June 25, 2004	65,794.648	$7,521,298	$75,978	$7,597,276

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST—SERIES B

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

June 25, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust—Series B (“Series B”) as of June 25, 2004 and December 31, 2003 and the results of its operations for the periods from January 1, 2004 to June 25, 2004 (“Year-To-Date 2004”), January 1, 2003 to June 27, 2003 (“Year-To-Date 2003”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”) and March 29, 2003 to June 27, 2003 (“Second Quarter 2003”). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series B and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group, Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association. On April 1, 2004, PEG transferred the ownership of the Managing Owner and PFDS Holdings, LLC, the direct parent of PFD to PSG.

The Managing Owner suspended the offering of Interests in Series B and World Monitor Trust—Series C (“Series C”) upon the expiration of selling registrations, which expired by April 30, 2002.

B. Related Parties

The Managing Owner of Series B is a wholly-owned subsidiary of PSG. The Managing Owner or its affiliates perform services for Series B which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. Except for costs related to brokerage services, PFD or its affiliates pay all costs of these services in addition to Series B’s routine operational, administrative, legal and auditing costs. Additionally, PEG or its affiliates paid the costs associated with offering Series B’s Interests.

The costs charged to Series B for brokerage services for Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003 were $323,443, $371,164, $154,798 and $190,303, respectively.

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

PFD, when acting as Series B’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not permitted to commingle such assets with other assets of PFD. At June 25, 2004 and December 31, 2003, such segregated assets totaled $1,452,146 and $1,228,626, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of Series B related to foreign futures trading which totaled $6,227,140, and $7,868,548 at June 25, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of June 25, 2004 all of Series B’s open futures and forward contracts mature within six months.

D. Financial Highlights

	Year-to-Date 2004	Year-to-Date 2003	Second Quarter 2004	Second Quarter 2003
Performance per Interest
Net asset value, beginning of period	$132.54	$119.35	$134.74	$127.75

Net realized gain (loss) and change in net unrealized gain/loss on commodity transactions	(11.81)	18.69	(16.74)	7.74
Interest income	0.74	0.94	0.38	0.50
Expenses	(6.00)	(6.24)	(2.91)	(3.25)

Net increase (decrease) for the period	(17.07)	13.39	(19.27)	4.99

Net asset value, end of period	$115.47	$132.74	$115.47	$132.74

Total return (non-annualized):
Total return before incentive fees	(12.88)%	11.23%	(14.30)%	3.92%
Incentive fees	—	(0.01)	—	(0.01)

Total return after incentive fees	(12.88)%	11.22%	(14.30)%	3.91%

Ratio to average net assets:
Net investment loss before incentive fees** (annualized)	(8.29)%	(8.15)%	(8.41)%	(8.30)%
Incentive fees (non-annualized)	—	(0.01)	—	(0.01)

Net investment loss after incentive fees	(8.29)%	(8.16)%	(8.41)%	(8.31)%

Interest income (annualized)	1.16%	1.44%	1.25%	1.49%

Expenses before incentive fees (annualized)	9.45%	9.59%	9.66%	9.79%
Incentive fees (non-annualized)	—	.01	—	.01

Total expenses after incentive fees	9.45%	9.60%	9.66%	9.80%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for Series B as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers Series B’s commodity trading gains/losses.

These financial highlights represent the overall results of Series B during Year-To-Date 2004, Year-To-Date 2003, Second Quarter 2004 and Second Quarter 2003. An individual limited owner’s actual results may differ depending on the timing of redemptions.

E. Subsequent Event

On June 30, 2004, PSG and Preferred Investment Solutions Corp., formerly Kenmar Advisory Corp. (“Preferred”) entered into a Stock Purchase Agreement, pursuant to which PSG will sell, and Preferred will buy, all of the capital stock of the Managing Owner and another commodity pool operator owned by PSG. In connection with the transaction, the Managing Owner is soliciting proxies seeking approval from the Series B interestholders for (i) the sale of the stock of the Managing Owner to Preferred; (ii) the concomitant approval of Preferred as the new managing owner of the World Monitor Trust; and (iii) the approval of certain amendments to the Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust, dated March 17, 1998. A Report on Form 8-K describing the transaction was filed with the Securities and Exchange Commission on July 1, 2004 and the definitive proxies were filed with the Securities and Exchange Commission on July 20, 2004.

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

Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2004, Second Quarter 2004 and for the period from June 10, 1998 (commencement of operations) to June 25, 2004 were $390,516, $280,618 and $22,820,242, respectively. Redemptions of general interests for Year-To-Date 2004, Second Quarter 2004 and for the period from June 10, 1998 (commencement of operations) to June 25, 2004 totalled $4,017, $2,804 and $217,331, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 25, 2004, 100% of Series B’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for Series B’s trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. PFD credits Series B monthly with 100% of the interest it earns on the average net assets in Series B’s accounts.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 25, 2004, Series B had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series B. While Series B’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on the Series B’s financial position.

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

Results of Operations

The net asset value per interest as of June 25, 2004 was $115.47, a decrease of 12.88% from the December 31, 2003 net asset value per Interest of $132.54 and a decrease of 14.30% from the March 26, 2004 net asset value per interest of $134.74. Past performance is not necessarily indicative of future results.

Series B’s trading gains (losses) before commissions were $(797,000) and $(1,134,000) during Year-To-Date 2004 and Second Quarter 2004, respectively, compared to $1,425,000 and $580,000 for the corresponding periods in the prior year. Due to the nature of Series B’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B’s Second Quarter 2004 trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the second quarter of 2004 was marked by steady improvement in the first two months followed by a slowdown towards the end of June. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. Despite concerns over instability in the Middle East and increased energy prices, manufacturing activity increased throughout the quarter to result in a third straight quarter of growth. In contrast, industrial production fell 0.3% in June, the greatest decline since April 2003, after rising steadily in April and May. Orders for durable goods also diminished throughout the quarter as inventories grew. Businesses added a quarter of a million jobs in May topping off a nine-month hiring spree that abated in June. Unemployment remained stable throughout the quarter at around 5.6%. Despite a stabilization in the number of layoffs, employment growth, pay increases and the number of hours worked shrank in June and resulted in increased pressure on consumers. Consumer spending accelerated throughout April and May resulting in the highest consumer confidence ratings in two years on the back of income growth and an improved job market. The possibility of the U.S. Federal Reserve (the “Fed”) increasing interest rates, led to a jump in home sales as buyers looked to lock in lower interest rates. Retail sales rose a mild 0.6% in April and a record 1.2% in May as buyers loaded up on foreign-made cars, televisions, furniture and clothes. In June, auto sales cooled as May incentives expired and major retailers blamed high fuel prices and unseasonably cool weather for the biggest drop in 16 months.

Global economies around the world continued to benefit from the strengthening U.S. economy. European investors remained concerned about rising U.S. interest rates, issues in Iraq, and high oil prices while benefiting from better corporate earnings. France, the largest euro economy, reported increased spending in May. In April, consumer confidence and manufacturing activity declined in Germany, the second largest euro economy, and its economy remained weak throughout the quarter. The European Union blamed rising oil prices for an increase in inflation in May and consumer confidence dropped slightly as business optimism remained unstable. In order to cool its overheating economy, the Chinese government reduced available domestic credit and money supply creating uncertainty in the markets. Industrial growth and profits in China slowed even as foreign investment continued to surge. The Japanese government cited steady consumption, employment, and core consumer prices as the reasons behind the best economy it has had in over 20 years. As a major commodity exporter to China, Brazil’s economy dampened on the heels of China’s deceleration while Mexico’s economy stayed positive due to its alliance with the U.S. economy.

Indices: All three major U.S. equity indices ended the second quarter with positive returns. The NASDAQ Composite had the highest rate of return of 2.69%, followed by the S&P 500 Index with 1.72%, and the Dow Jones Industrial Average with 0.75%. Investor fears of the sustainability of continued higher growth rates and strong earnings as seen in 2003 resulted in constant price reverses as indices traded within specific ranges. Globally, Asian stocks performed particularly poorly with the benchmark indices in South Korea, Taiwan, and China all falling more than 10%. Japan’s Tokyo Nikkei Stock Index fared better returning 1.2% for the quarter because of Japan’s continued economic recovery. Although the European economies continue to lag behind Asia and the U.S., their stock markets held up better. The Paris CAC 40 Index was up 3%, while the London FTSE 100 Index rose 2%, and the German DAX advanced 5%.

Interest rates: Bonds showed losses for the second quarter of 2004. The main factors that drove these losses were the U.S. economy, job market, and inflation. The second quarter began with a reported March non-farm payroll increase of over 308,000 when the market consensus expected a change of 120,000. This surprise large employment number quickly dispelled any notion that traders may have had that the Fed would keep interest rates unchanged. Inflation fears also drove down bond prices late in the quarter as the price of oil and other commodities surpassed previous highs. The quarter ended with the Fed raising interest rates by 25 basis points. In the European Union, the bond market traded within specific ranges and did not have the volatility of the U.S. bond markets because of the steadier monetary policy being employed by the European Central Bank (ECB). On the other hand, the Japanese Government Bond (JGB) market saw significant increase in yields. Being in the middle of a strong and prolonged economic recovery, capital started to move out of the Japanese bond market and into equities.

Currencies: Increased volatility and choppy market conditions dominated this sector in the second quarter. The surprise in the non-farm payroll employment number carried over to the currency market. The expectations of a stronger economy helped to strengthen the US dollar against European currencies. This resulted in reversals of established trends and losses in established currency positions. The trading environment during the second quarter was characterized by limited longer-term changes in price coupled with strong reversals that made it very difficult to trade effectively. Although there have been no government interventions since the first quarter, the relatively high level of volatility has continued throughout the second quarter with no long-term trends developing.

Energies: Demand for energy remained strong throughout the second quarter leading to higher prices. Energy markets were characterized by strong trends and not the result of short-term speculation. Strong world demand due to economic growth, especially in China where crude oil imports hit a record 2.8 million barrels per day in June, pushed crude oil to all time highs on the NYMEX. Persistent higher prices were also a product of a significant geopolitical risk premium that existed because of supply shocks from events in the Middle East. Higher demand and higher risk had pushed oil above $40/barrel earlier in the year and this price level continued to the end of the quarter.

Metals: The first quarter saw a significant upswing in base metal prices from strong world demand, especially from China. However, the second quarter began with concerns of an overheating economy in

China that resulted in Chinese monetary policy changes aimed at controlling the growth in credit. China’s central bank raised the percentage of capital that banks are required to have in reserve by 50 basis points. Expectation of lower demand from China caused swift reversals in base metals. Nevertheless as the quarter proceeded demand for base metals continued to be strong. In the precious metals markets, silver gave back gains from the first quarter with the change in growth expectations in the U.S. Gold moved higher accompanied by higher volatility that saw short-term swings in prices.

Grains: The grain sector experienced key reversals in the second quarter. Corn and soybean prices rose early in the quarter on higher demand expectations and growing problems in key growing areas. However, strong rainfall during the spring season and a relatively cool and dry early summer season have caused harvest expectations to improve. Thus, expectations of a higher yield for the late summer growing season have pushed prices down.

Softs: After a run up in prices throughout February and March, prices began to decline in the second quarter. Initial worries of flooding gave way to milder weather that helped this year’s crop. The price of cotton declined throughout the second quarter. Additionally, cocoa declined throughout the second quarter. Coffee prices climbed higher after an initial decrease in May. However, there was a sharp reversal in June that erased any gains due to improved weather conditions in Brazil.

Quarterly Performance of Series B

The following is a summary of performance for the major sectors in which Series B traded:

Interest Rates (-): U.S. bond prices fell due to the threat of inflation, an upside surprise in the job market, a recovering economy, and the Fed raising interest rates by 25 basis points. Net long U.S. and European bond positions resulted in net losses.

Metals (-): Changing monetary policy in China to prevent China’s economy from overheating, lowered demand expectations for base metals that resulted in falling prices. Net long positions in copper and aluminum resulted in losses. Although gold prices went higher, short-term price swings and increased volatility resulted in losses in long positions.

Energies (-): Continued world demand for energy supported higher prices throughout the second quarter. Crude oil prices hit an all time high on the NYMEX as a result of strong demand and geopolitical risk premiums. Short positions in light crude oil and natural gas resulted in losses.

Currencies (-): Increased volatility and sharp reversals over short time periods created choppy market conditions that were difficult to trade. Losses accumulated in the Japanese Yen/US dollar and Euro/Japanese Yen positions.

Indices (+): World stock indices had mixed performance in the second quarter. U.S. and European indices were up while Far East markets were down with the exception of Japan. Long positions in the Japanese Nikkei index and the Mini NASDAQ index resulted in net gains.

Decreases in interest income, commissions and management fees during Year-To-Date 2004 as compared to Year-To-Date 2003 and Second Quarter 2004 as compared to Second Quarter 2003 are primarily due to the effect of unfavorable trading performance in 2004 and redemptions on Series B’s weekly net asset values.

Interest income is earned on the average net assets held at PFD and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $20,000 and $11,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003, respectively, due to the lower overall interest rates during Year-To-Date 2004 as compared to 2003 and the decrease in average net asset levels discussed above.

Commissions are calculated on Series B’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased by approximately $48,000 and $36,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003, respectively, due to the decrease in average net asset levels as discussed above.

All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the “Trading Advisor”). Management fees are calculated on Series B’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased by $12,000 and $9,000 during Year-To-Date 2004 and Second Quarter 2004 as compared to Year-To-Date 2003 and Second Quarter 2003, respectively, due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the Trading Advisor. Series B did not incur an incentive fee during Year-To-Date 2004 and the Second Quarter 2004. Incentive fees incurred during Year-To-Date 2003 and Second Quarter 2003 were $519.

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

WORLD MONITOR TRUST—SERIES B

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: August 9, 2004
Ronald J. Ivans Chief Financial Officer