Form 10-Q
period 2005-06-24
WORLD MONITOR TRUST SERIES B
filed 2005-08-08
CIK 1051823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 24, 2005

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

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST – SERIES B

FINANCIAL STATEMENTS

June 24, 2005

WORLD MONITOR TRUST – SERIES B

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$4,814,608	$6,529,538
Net unrealized gain on open futures contracts	52,039	80,651
Net unrealized (loss) on open forward contracts	(28,831)	(62,337)
Interest receivable	13,390	0

Total assets	$4,851,206	$6,547,852

LIABILITIES
Commissions payable	$26,031	$40,862
Management fees payable	7,495	12,605
Redemptions payable	44,749	0

Total liabilities	78,275	53,467

Commitments

TRUST CAPITAL
Limited interests (49,366.238 and 58,196.135 interests outstanding) at June 24, 2005 and December 31, 2004	4,714,862	6,427,237
Managing Owner interests (608 interests outstanding) at June 24, 2005 and December 31, 2004	58,069	67,148

Total trust capital	4,772,931	6,494,385

Total liabilities and trust capital	$4,851,206	$6,547,852

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

CONDENSED SCHEDULES OF INVESTMENTS

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005		December 31, 2004
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures Contracts

Futures contracts purchased:
Commodities	3.86%	$184,157	3.41%	$221,399
Interest rates	1.01%	48,118	(0.96)%	(62,085)
Stock indices	0.00%	316	0.75%	48,761

Net unrealized gain (loss) on futures contracts purchased	4.87%	232,591	3.20%	208,075

Futures contracts sold:
Commodities	(3.78)%	(180,552)	(1.92)%	(124,674)
Interest rates	0.00%	0	(0.04)%	(2,750)

Net unrealized gain (loss) on futures contracts sold	(3.78)%	(180,552)	(1.96)%	(127,424)

Net unrealized gain on futures contracts	1.09%	$52,039	1.24%	$80,651

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(0.37)%	$(17,908)	8.16%	$529,932

Forward contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.23)%	(10,923)	(9.12)%	(592,269)

Net unrealized (loss) on forward contracts	(0.60)%	$(28,831)	(0.96)%	$(62,337)

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and March 27, 2004 to June 25, 2004 and

For the Periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period March 27, 2004 to June 25, 2004	For the Period January 1, 2005 to June 24, 2005	For the Period January 1, 2004 to June 25, 2004
REVENUES
Realized	$(120,773)	$(367,358)	$(713,351)	$(254,005)
Change in unrealized	153,296	(767,057)	4,894	(542,931)
Interest income	48,378	25,196	91,102	50,042

Total revenues	80,901	(1,109,219)	(617,355)	(746,894)

EXPENSES
Commissions	98,616	154,798	205,918	323,443
Management fees	25,412	39,888	53,062	83,350

Total expenses	124,028	194,686	258,980	406,793

NET (LOSS)	$(43,127)	$(1,303,905)	$(876,335)	$(1,153,687)

NET (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net (loss) per weighted average limited and Managing Owner interest	$(0.80)	$(19.64)	$(15.63)	$(17.20)

Weighted average number of limited and Managing Owner interests outstanding	53,914	66,377	56,062	67,084

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to June 24, 2005 and

For the Period January 1, 2004 to June 25, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to June 24, 2005
Trust capital at December 31, 2004	58,804.135	$6,427,237	$67,148	$6,494,385
Net (loss) for the period January 1, 2005 to June 24, 2005		(867,256)	(9,079)	(876,335)
Redemptions	(8,829.897)	(845,119)	0	(845,119)

Trust capital at June 24, 2005	49,974.238	$4,714,862	$58,069	$4,772,931

For the period January 1, 2004 to June 25, 2004
Trust capital at December 31, 2003	69,003.372	$9,053,913	$91,583	$9,145,496
Net (loss) for the period January 1, 2004 to June 25, 2004		(1,142,099)	(11,588)	(1,153,687)
Redemptions	(3,208.724)	(390,516)	(4,017)	(394,533)

Trust capital at June 25, 2004	65,794.648	$7,521,298	$75,978	$7,597,276

Net Asset Value per Limited and Managing Owner Interest
June 24, 2005	December 31, 2004	June 25, 2004	December 31, 2003
$95.51	$110.44	$115.47	$132.54

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”), January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”) and January 1, 2004 to June 25, 2004 (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust – Series B (“Series B”) as of June 24, 2005 and the results of its operations for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

The costs charged to Series B for brokerage services for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004 were $98,616, $154,798, $205,918 and $323,443, respectively.

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

Series B’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $362,607 and $1,224,610, respectively. Part 30.7 of the CFTC regulations also requires Series B’s futures commission merchant to secure assets of Series B related to foreign futures trading which totaled $4,503,488 and $5,385,579 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 24, 2005, all of Series B’s open futures and forwards contracts mature within six months.

WORLD MONITOR TRUST – SERIES B

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$96.10	$134.74	$110.44	$132.54

Net realized (loss) and change in net unrealized gain (loss) on commodity transactions (1)	0.81	(16.74)	(11.94)	(11.81)
Interest income (1)	0.90	0.38	1.63	0.74
Expenses (1)	(2.30)	(2.91)	(4.62)	(6.00)

Net (decrease) for the period	(0.59)	(19.27)	(14.93)	(17.07)

Net asset value per interest at end of period	$95.51	$115.47	$95.51	$115.47

Total Return (3)	(0.61)%	(14.30)%	(13.52)%	(12.88)%

Supplemental Data

Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(5.93)%	(8.41)%	(6.28)%	(8.29)%
Incentive fees (5)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees(4)	(5.93)%	(8.41)%	(6.28)%	(8.29)%

Interest income (4)	3.80%	1.25%	3.40%	1.16%

Incentive fees (5)	0.00%	0.00%	0.00%	0.00%
Other expenses (4)	9.73%	9.66%	9.68%	9.45%

Total expenses(4)	9.73%	9.66%	9.68%	9.45%

Total returns are calculated based on the change in value of an interest during the period. An individual owner’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

(1)	Interest income per interest and expenses per interest are calculated by dividing interest income and expenses by the weighted average number of interests outstanding during the period. Net realized (loss) and change in net unrealized gain (loss) on commodity transactions is a balancing amount necessary to reconcile the change in net asset value per interest with the other per interest information.
(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.
(5)	There were no incentive fees earned during the period.

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

Interests in Series B may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Second Quarter 2005, Year-To-Date 2005, and for the period from June 10, 1998 (commencement of operations) to June 24, 2005 were $579,120, $845,119 and $24,430,547, respectively. Redemptions of general interests for Second Quarter 2005, Year-To-Date 2005, and for the period from June 10, 1998 (commencement of operations) to June 24, 2005 totaled $0, $0 and $225,811, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 24, 2005, 100% of Series B’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for Series B’s trading in commodities. In as much as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. The broker credits Series B monthly with 100% of the interest it earns on the average net assets in Series B’s accounts.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 24, 2005, Series B had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series B. While Series B’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Series B’s financial position.

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

Results of Operations

The net asset value per Interest as of June 24, 2005 was $95.51, a decrease of 13.52% from the December 31, 2004 net asset value per Interest of $110.44 and a decrease of 0.61% from the March 25, 2005 net asset value per interest of $96.10. Past performance is not necessarily indicative of future results.

Series B’s trading gains (losses) before commissions were $33,000 and $(708,000) during Second Quarter 2005 and Year-To-Date 2005, compared to (losses) of $(1,134,000) and $(797,000) during Second Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series B’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B’s Second Quarter 2005 trading results is presented below.

Quarterly Market Review:

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to the current 3.25%. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long-term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (-): The major currencies experienced a significant sell off versus the US dollar over the last two months of the second quarter. Losses were experienced from long positions in the euro, the Australian dollar and the Japanese yen.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were experienced from long crude positions, and long and short natural gas positions.

Indices (+): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Gains were generated from long positions in the DAX, the S&P 500 and the Nasdaq indices.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions in the Japanese Government Bond, the German Bund and the US Treasury Note contributed towards the gain.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long positions in aluminum and gold.

Series B’s average net asset levels were lower Year-To-Date 2005 as compared to Year-To-Date 2004 due to redemptions and negative trading performance.

Interest income is earned on the average net assets held at Series B’s broker and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income increased by $23,000 and $41,000 during Second Quarter 2005 and Year-To-Date 2005 as compared to Second Quarter 2004 and Year-To-Date 2004 due to the higher overall interest rates during 2005 as compared to 2004.

Commissions are calculated on Series B’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Commissions decreased by $56,000 and $118,000 during Second Quarter 2005 and Year-To-Date 2005 as compared to Second Quarter 2004 and Year-To-Date 2004, due to decreases in average net asset levels.

All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the “Trading Advisor”). Management fees are calculated on Series B’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased by $14,000 and $30,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to decreases in average net asset levels.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the Trading Advisor. Series B did not incur an incentive fee during Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 or Year-To-Date 2004.

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

WORLD MONITOR TRUST – SERIES B

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 8, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 8, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer