Form 10-Q
period 2006-06-30
WORLD MONITOR TRUST SERIES B
filed 2006-08-14
CIK 1051823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLD MONITOR TRUST – SERIES B

FINANCIAL STATEMENTS

June 30, 2006

WORLD MONITOR TRUST – SERIES B

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$3,659,888	$4,265,085
Net unrealized gain (loss) on open futures contracts	200,389	(5,709)
Net unrealized gain (loss) on open forwards contracts	3,309	(117,882)

Total assets	$3,863,586	$4,141,494

LIABILITIES
Redemption payable	$0	$74,896
Commissions payable	26,520	27,702
Management fees payable	7,251	8,405

Total liabilities	33,771	111,003

Trust capital
Limited interests (39,162.419 and 42,891.507 interests outstanding) at June 30, 2006 and December 31, 2005	3,790,997	3,988,644
Managing Owner interests (401 and 450 interests outstanding) at June 30, 2006 and December 31, 2005	38,818	41,847

Total trust capital	3,829,815	4,030,491

Total liabilities and trust capital	$3,863,586	$4,141,494

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures Contracts
Futures contracts purchased:
Commodities	4.62%	$176,829	0.11%	$4,400
Interest rates	0.00%	0	(0.02)%	(844)
Stock indices	1.15%	44,040	(0.25)%	(10,011)

Net unrealized gain (loss) on futures contracts purchased	5.77%	220,869	(0.16)%	(6,455)

Futures contracts sold:
Commodities	(1.18)%	(45,050)	(0.09)%	(3,772)
Interest rates	0.68%	25,990	0.11%	4,518
Stock indices	(0.04)%	(1,420)	0.11%	4,518

Net unrealized gain (loss) on futures contracts sold	(0.54)%	(20,480)	0.02%	746

Net unrealized gain (loss) on futures contracts	5.23%	$200,389	(0.14)%	$(5,709)

Forward contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.48%	$18,306	(2.50)%	$(100,742)

Forward contracts sold:
Net unrealized (loss) on forward contracts sold	(0.39)%	(14,997)	(0.42)%	(17,140)

Net unrealized gain (loss) on forward contracts	0.09%	$3,309	(2.92)%	$(117,882)

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

STATEMENTS OF OPERATIONS

For the Periods April 1, 2006 to June 30, 2006 and March 26, 2005 to June 24, 2005 and

January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005

(Unaudited)

	For the Period April 1, 2006 to June 30, 2006	For the Period March 26, 2005 to June 24, 2005	For the Period January 1, 2006 to June 30, 2006	For the Period January 1, 2005 to June 24, 2005
REVENUES
Realized	$100,182	$(120,773)	$(88,305)	$(713,351)
Change in unrealized	17,918	153,296	327,289	4,894
Interest income	51,005	48,378	99,654	91,102

Total revenues	169,105	80,901	338,638	(617,355)

EXPENSES
Commissions	75,629	98,616	148,961	205,918
Management fees	19,488	25,412	38,385	53,062

Total expenses	95,117	124,028	187,346	258,980

NET GAIN (LOSS)	$73,988	$(43,127)	$151,292	$(876,335)

NET GAIN (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net gain (loss) per weighted average limited and Managing Owner interest	$1.86	$(0.80)	$3.71	$(15.63)

Weighted average number of limited and Managing Owner interests outstanding	39,821	53,914	40,796	56,062

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2006 to June 30, 2006 and

January 1, 2005 to June 24, 2005

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2005 to June 30, 2006
Trust capital at December 31, 2005	43,341.507	$3,988,644	$41,847	$4,030,491
Net income for the period January 1, 2006 to June 30, 2006		149,641	1,651	151,292
Redemptions	(3,778.088)	(347,288)	(4,680)	(351,968)

Trust capital at June 30, 2006	39,563.419	$3,790,997	$38,818	$3,829,815

For the period December 31, 2004 to June 24, 2005
Trust capital at December 31, 2004	58,804.135	$6,427,237	$67,148	$6,494,385
Net (loss) for the period January 1, 2005 to June 24, 2005		(867,256)	(9,079)	(876,335)
Redemptions	(8,829.897)	(845,119)	0	(845,119)

Trust capital at June 24, 2005	49,974.238	$4,714,862	$58,069	$4,772,931

Net Asset Value per Limited and Managing Owner Interest
June 30, 2006	December 31, 2005	June 24, 2005	December 31, 2004
$96.80	$92.99	$95.51	$110.44

See accompanying notes.

WORLD MONITOR TRUST – SERIES B

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note	1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments as of June 30, 2006, and the statements of operations for the periods April 1, 2006 to June 30, 2006 (“Second Quarter 2006”), March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), January 1, 2006 to June 30, 2006 (“Year-To-Date 2006”), and January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”), and the statements of changes in trust capital for the periods January 1, 2006 to June 30, 2006 and January 1, 2005 to June 24, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust – Series B (“Series B”) as of June 30, 2006 and the results of its operations for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The costs charged to Series B for commissions for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005 were $75,629, $98,616, $148,961 and $205,918, respectively.

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

Series B’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series B all assets of Series B relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2006 and December 31, 2005, such segregated assets totaled $1,076,802 and $1,049,364, respectively. Part 30.7 of the CFTC regulations also requires Series B’s futures commission merchant to secure assets of Series B related to foreign futures trading which totaled $2,783,475 and $3,093,868 at June 30, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2006, all of Series B’s open futures and forwards contracts mature within six months.

Note	4. SUBSEQUENT EVENT

On July 20, 2006, the Board of Directors of Preferred, the managing owner of World Monitor Trust, resolved to dissolve World Monitor Trust (and each of Series A and Series B) and liquidate its assets in accordance with the terms of World Monitor Trust's Third Amended and Restated Declaration of Trust and Trust Agreement. The Directors of Preferred also resolved to mandatorily redeem any Limited Interests of World Monitor Trust that are outstanding on August 25, 2006 as of that date.

WORLD MONITOR TRUST – SERIES B

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note	5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2006, Second Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$94.99	$96.10	$92.99	$110.44

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	2.92	0.81	5.96	(11.94)
Interest income (1)	1.28	0.90	2.44	1.63
Expenses (1)	(2.39)	(2.30)	(4.59)	(4.62)

Net increase (decrease) for the period	1.81	(0.59)	3.81	(14.93)

Net asset value per interest at end of period	$96.80	$95.51	$96.80	$95.51

Total Return (3)	1.91%	(0.61)%	4.10%	(13.52)%

Supplemental Data
Ratios to average net asset value:
Net investment (loss) before incentive fees (2),(4)	(4.21)%	(5.93)%	(4.37)%	(6.28)%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(4.21)%	(5.93)%	(4.37)%	(6.28)%

Interest income (4)	4.86%	3.80%	4.97%	3.40%

Incentive fees	0.00%	0.00%	0.00%	0.00%
Other expenses (4)	9.07%	9.73%	9.34%	9.68%

Total expenses	9.07%	9.73%	9.34%	9.68%

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

Interests in Series B may be redeemed on a weekly basis. Redemptions of limited interests for Second Quarter 2006, Year-To-Date 2006, and for the period from June 10, 1998 (commencement of operations) to June 30, 2006 were $66,836, $347,288 and $25,387,683, respectively. Redemptions of general interests for Second Quarter 2006, Year-To-Date 2006, and for the period from June 10, 1998 (commencement of operations) to June 30, 2006 totaled $1,356, $4,681 and $245,727, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods. On July 20, 2006, the Board of Directors of Preferred, the managing owner of World Monitor Trust, resolved to dissolve World Monitor Trust (and each of Series A and Series B) and liquidate its assets in accordance with the terms of World Monitor Trust’s Third Amended and Restated Declaration of Trust and Trust Agreement. The Directors of Preferred also resolved to mandatorily redeem any Limited Interests of World Monitor Trust that are outstanding on August 25, 2006 as of that date.

At June 30, 2006, 100% of Series B’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for Series B’s trading in commodities. Inasmuch as the sole business of Series B is to trade in commodities, Series B continues to own such liquid assets to be used as margin. The broker credits Series B monthly with 100% of the interest it earns on the average net assets in Series B’s accounts.

The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series B from promptly liquidating its commodity futures positions

Since Series B’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series B’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series B’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series B’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series B and its trading advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion on the credit and market risks associated with Series B’s futures and forward contracts.

Series B does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2006, Series B had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series B. While Series B’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Series B’s financial position.

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

Results of Operations

The net asset value per Interest as of June 30, 2006 was $96.80, an increase of 4.10% from the December 31, 2005 net asset value per Interest of $92.99 and an increase of 1.90% from the March 31, 2006 net asset value per interest of $94.99. Past performance is not necessarily indicative of future results.

Series B’s trading gains before commissions were approximately $118,000 and $239,000 during Second Quarter 2006 and Year-To-Date 2006, compared to gains of $33,000 and loss of $(708,000) during Second Quarter 2005 and Year-To-Date 2005, respectively. Due to the nature of Series B’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series B’s Second Quarter 2006 trading results is presented below.

Second Quarter 2006 Economic Overview

News from the Federal Reserve (“Fed”) and its new chairman, Ben Bernanke, dominated the markets in the second quarter of 2006. Chairman Bernanke appears fully committed to fighting inflation and has quickly eliminated speculation that he might take a softer stance than his predecessor. The Fed continued to raise rates throughout the quarter. The Fed minutes have repeatedly stated that the Federal Open Market Committee’s (“FOMC”) actions will be data dependent and to this point that means the rate hike cycle is likely to continue at least for one addition meeting. As global liquidity and geopolitical concerns arose during the second quarter, U.S. Treasury yields found safe haven support.

Inflation and housing were again the major factors within the U.S. economic landscape. As gasoline prices continued to rise, inflation data drew particular attention. The housing market was somewhat mixed and the outlook remains uncertain. Despite these factors, final first quarter Gross Domestic Product (“GDP”) was revised upwards to 5.3% from the original 4.6%. However, the impact of a weaker housing sector and high gasoline and energy prices may be starting to take a toll, as the preliminary GDP for the second quarter was lower than expected at 2.5%.

The Eurozone continued to experience economic improvement in the second quarter. However, like the U.S., the third quarter may present a somewhat less buoyant picture. The euro turned in a strong quarter benefiting from central bank currency diversification. Interest rates were a primary focus as the European Central Bank (“ECB”) hiked rates by 25 basis points to 2.75% at its June meeting with further increases anticipated later in the year. An ongoing pattern of improved economic data was noted, particularly from Germany. In the U.K., the Bank of England (“BOE”) made no rate changes; economic data was fairly decent but showed some strain as the third quarter began.

In Japan, speculation that the Bank of Japan (“BOJ”) would finally end its “zero interest rate” policy proved correct as they imposed a 0.25% rate during the first week of July. Japan was at the forefront of the short-lived liquidity crisis, which instigated a sell-off in global assets during the second quarter, and their equity market fell approximately 9%. Other Asian equity markets saw a similar fate with Korea, Hong Kong and Shanghai also experiencing weakness. Despite the temporary disruption, overall economic data from Japan, and the region in general, showed an improved tone. China’s growth continues to be strong, as second quarter GDP rose to a 10 year high of 11.2%. The Bank of China raised interest rates in April in an attempt to harness growth and its inflationary implications. Further rate hikes are expected.

The Canadian economy has been moving at a brisk pace all year and the Bank of Canada has steadily raised rates. However, the statement at the conclusion of its most recent meeting suggests that a pause may be on the horizon. The Canadian dollar strengthened in the second quarter of 2006 and Canada’s economic fortunes seem bright.

Currencies

Interest rates were the primary drivers of the currency sector in the second quarter of 2006. The U.S. dollar suffered against the euro as the ECB appears to be at the beginning of its rate hike cycle and the Fed appears to be close to the end. Additionally, a continued pattern of improving economic data in the Eurozone was noted throughout the quarter, particularly from Germany, the leading driver of the region’s growth. The euro also benefited from central bank currency diversification away from the U.S. dollar as the global reserve currency, as Russia, China, Sweden, and the United Arab Emirates were prominent in this trend, which is expected to continue. Despite this pressure, the U.S. dollar attracted flight to safety support in mid June when the Korean missile crisis emerged.

In Japan, the focus was also on interest rates, as market participants attempted to discern when the BOJ would end its long standing “zero interest rate” policy. The BOJ drained liquidity throughout the quarter in preparation for this eventuality. The Japanese economy continues to improve, as highlighted by one of the most watched economic indicators, the Tankan Report, which was released at the end of June and the second quarter saw the definitive conclusion of the nation’s deflationary era. The yen was pressured a bit in late June by the scandal surrounding BOJ Governor Fukui.

The Chinese yuan traded at 7.999 to the U.S. dollar in late June compared to 8.017 at the end of the first quarter and has gained slightly over 1% since its 2.1% revaluation in July 2005. Recent comments from Bank of China officials have hinted at a potentially faster pace, but the markets have lent little credence to this statement.

Energies

The energy sector was volatile in the second quarter of 2006. Crude ended the quarter around $74 per barrel, up approximately 8.5% from the end of the previous quarter. Geopolitical uncertainty regarding Iran, North Korea and Nigeria were supportive of crude. Additional support is coming from increased demand from China and India. The price at the pump for unleaded gasoline remains high, but demand continued to display a relatively inelastic pattern. The only component of the sector that fell was natural gas. With plenty of supply, moderate temperatures and a slow start to the hurricane season, prices of natural gas continued their downward slide.

Grains

The sector was mixed for the quarter. On the production side of the equation, weather played the single largest role in corn prices for the second quarter. On a week-by-week basis, as chances for seasonally beneficial precipitation ebbed and flowed, corn prices moved higher and lower respectively. The start of the period found the corn market firmly ensconced in an uptrend that began at the end of calendar year 2005, but prices fell off sharply in June after the release of a U.S. Department of Agriculture (“USDA”) Supply/Demand Report that raised questions about the demand for corn. The decline in corn prices, along with many other commodity markets, may have had its roots in a consumption-restricting announcement made by the Chinese government. The statement made was that internal growth needed to be slowed, in light of a too-rapidly expanding economy. The graphic profile of the wheat market is almost identical as that seen in corn. For most of the second quarter, soybean prices moved sideways. Due to China’s dependence on Brazilian soybean imports, the tightening credit situation in China will likely not have as great a bearing on U.S. soybean prices.

Indices

By and large, global equity indices were lower in the second quarter of 2006 versus the first quarter of 2006. For most of the quarter, U.S. stocks suffered from the uncertainty surrounding the interest rate environment and from fears that the U.S. economy was slowing, mainly due to higher energy prices and a softer housing sector. The S&P 500 ended the quarter down 1.9% and the NASDAQ ended the quarter down 7.2%. Going forward U.S. equities are likely to remain highly sensitive to any events that might alter the outlook for the Fed, particularly inflation related data.

European markets had been strong for most of the year prior to the sell-off in May. Foreign money flows into Europe slowed significantly in May and were still at a somewhat reduced level in June. The German DAX ended the quarter down 4.8%, the French CAC 40 was down 4.9% and the British FTSE was down 2.2%.

Asian markets were very volatile, particularly in May and June, as a liquidity crunch was experienced in Japan and in various other sectors around the region. Indications of higher interest rates in Japan, Korea and China in coming months provided a negative tone, but the flow of economic data took on a positive tone and bodes well for the rest of the year. Japan’s Nikkei was down 9.1% for the quarter and Korea’s Kospi was down 4.7%. Australia’s All Ordinaries closed out the quarter down approximately 1%, but the strength in resource issues aided this market and the outlook for Australia is positive.

Interest Rates

U.S. Treasuries were in a rally mode for much of May and June as the markets evaluated the new Fed under Ben Bernanke. The FOMC appeared to be taking on a more aggressively anti-inflationary tone as the quarter progressed, with the Chairman and numerous Fed Governors focusing on the threat of inflation. After closing out the first quarter at 4.85%, the yield on the 10-year Treasury Note moved over 5.26% in mid June on the market view that that the Fed would continue to raise rates through the August meeting and possibly beyond. The softer tone of the statement accompanying the 25 basis point rate hike at the end of June caught the markets by surprise. While still recognizing the risk of inflation, the Fed gave greater credence to the potential for some economic slowing, and appeared to put into question the prospect of a further rate hike in August. As June concluded, the yield on the 10-year Treasury Note stood at 5.145%.

Outside of the U.S., the ECB raised rates 25 basis points in June to 2.75%. Statements by ECB President Jean Claude Trichet regarding inflation were mixed throughout the quarter, but were leaning towards the tightening side as June ended and additional ECB rate hikes are expected later this summer. Trichet has emphasized that inflation will remain elevated and that there is a risk of a surge in consumer prices. European data, particularly from Germany remains buoyant. The 10-year German Bund was yielding 4.07% at the end of June while the 30-year stood at 4.31%.

In the first week of July, the BOJ officially ended its “zero interest rate” policy by imposing a 0.25% rate, finally putting an end to the speculation that was rampant throughout the second quarter. Other Asian banks, including the Bank of Korea, raised rates in June and there are growing indications that the Bank of China will embark on a tightening bias to temper the expected 10% plus GDP growth and its inflationary potential. The Bank of Canada raised rates another 25 basis points but the accompanying statement hinted at a pause. The Reserve Bank of Australia held rates at 5.75% but there is speculation of an increase.

Metals

Gold had been in an upside surge for the entire year until things finally came to an end, at least temporarily, in late May. Global liquidity tightness, particularly in the Far East, which impacted other commodities as well as the equity and fixed income markets, served as a clear negative for gold and essentially put an end to the rally. Geopolitical concerns surrounding Iran, Iraq and Korea have been supportive for gold and are likely to aid the bull case in coming weeks. In addition, reserve asset diversification is likely to persist. Russia, China and Sweden, along with the United Arab Emirates and other petro-nations were active in that regard during the second quarter. Petrodollars have been flowing into gold for much of the year, although that slowed somewhat in June. Silver followed a similar pattern to gold, retaining its dependent relationship with the yellow metal.

The entire base metal complex was very volatile during the second quarter. Copper ended the quarter up 37% from the previous quarter, as labor and production problems in Mexico, Chile and Zambia added to the bullish scenario. With China forecast to see 10% plus GDP growth in 2006, the demand side of the equation still looks strong, as it does for most of Asia as well as the U.S. and Europe. Mines still lack the ability to significantly ramp up production, giving copper a solid fundamental base. After surging nearly 17% in May, zinc lost 15% in June but it is still up more than 75% for the year. Fundamentally, zinc presents the strongest picture among all the base metals as it faces a significant production deficit. Nickel rallied strongly for the quarter as well. While its fundamentals have improved, as stainless steel demand increased, the recent highs are vastly ahead of reasonable value.

Softs

The sector was mixed for the second quarter, with several markets experiencing significant sell-offs in May. Sugar had been extremely firm in the first quarter through mid second quarter, before undergoing a correction in May. Following a weak performance in May, which saw sugar decline over 11%, prices rebounded in June. However, the outlook is uncertain, as the weather in Brazil’s sugar producing areas has been crop friendly after a period of dry conditions. Coffee prices also fell in May, losing 10%. Brazilian weather has been excellent, which weighed on sentiment throughout the second quarter. The harvest has been moving at a brisk pace and at 35% complete for the season, is ahead of schedule. The second quarter saw cocoa prices trend higher. The Ivory Coast was the focus after the disarmament process broke down yet again. Cattle scored gains in May and June as the USDA announced an agreement with Japan to restart U.S. beef exports to that nation. Hogs also put in a strong June, as Far Eastern demand remained brisk.

Quarterly Performance of Series B

The following is a summary of performance for the major sectors in which Series B traded:

Currencies: (-) Short positions in the Japanese yen, Swiss franc, long positions in the euro, and long and short positions in the Australian dollar were the largest contributors to the loss for the second quarter of 2006.

Energies: (-) Long positions in crude oil, short positions in heating oil, and long and short positions in unleaded gas resulted in a loss for the second quarter of 2006.

Indices: (-) Long positions in the DAX and S&P 500, and long and short positions in the NASDAQ were the primary contributors to losses for the quarter.

Interest Rates: (+) The interest rate sector was up for the second quarter in 2006. Short positions in the German Bund, Eurodollar and U.S. Treasury Note led to the sectors profits this quarter.

Metals: (+) The sector generated net profits for the second quarter of 2006 on gains in long gold, aluminum and copper positions.

Series B average net assets have declined for the three and sixth month periods ending June 30, 2006 compared to the three and sixth month periods ending June 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, offset in part by positive trading performance between July 1, 2005 and June 30, 2006.

Interest income is earned on the average net assets held at Series B’s broker and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income increased by approximately $3,000 and $9,000 during Second Quarter 2006 and Year-To-Date 2006 as compared to Second Quarter 2005 and Year-To-Date 2005 due to the higher overall interest rates during the Second Quarter of 2006 and Year-To-Date 2006 versus the Second Quarter of 2005 and Year-To-Date 2005.

Brokerage commissions are calculated on Series B’s net asset value at the end of each week and, therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange, clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Brokerage commissions decreased by approximately $23,000 and $57,000 during Second Quarter 2006 and Year-To-Date 2006 as compared to Second Quarter 2005 and Year-To-Date 2005, due to decreases in average net asset levels as discussed above.

All trading decisions for Series B are made by Eclipse Capital Management, Inc. (the “Trading Advisor”). Management fees are calculated on Series B’s net asset value at the end of each week and, therefore, are affected by weekly trading performance and redemptions. Management fees decreased by approximately $6,000 and $15,000 during Second Quarter 2006 and Year-To-Date 2006, as compared to Second Quarter 2005 and Year-To-Date 2005, due to decreases in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series B, the Managing Owner and the Trading Advisor. Series B did not incur an incentive fee during the Second Quarter 2006, Year-To-Date 2006, Second Quarter 2005 or Year-To-Date 2005.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against Series B or the Managing Owner, or for which Series B or the Managing Owner was a party during the period covered by this report.

Item 1.A.	Risk Factors – There have been no material changes from risk factors as previously disclosed in the Series B’s Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1 and
4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST – SERIES B

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: August 14, 2006
Kenneth A. Shewer Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: August 14, 2006
Maureen D. Howley Chief Financial Officer and Senior Vice President

By:	/s/ David K. Spohr	Date: August 14, 2006
David K. Spohr Vice President and Director of Fund Administration